Form 10QSB
period 1999-09-30
LEXON INC/OK
filed 1999-11-15
CIK 1062679

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


               X Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999



                         Commission File Number 0-26915


                                   Lexon, Inc.
                 (Name of Small Business Issuer in its charter)

                 Oklahoma                               73-1533326
     -------------------------------          ------------------------------
     (State or other jurisdiction of            (I.R.S. Employer I.D. No.)
      incorporation or organization)

                        8908 South Yale Avenue, Suite 409
                           Tulsa, Oklahoma 74137-3545
              (Address of principal executive offices and Zip Code)

                                 (918) 492-4125
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X            No   __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

There were 6,802,013 shares of Common Stock, $0.001 par value, outstanding as of September 30, 1999.

                          PART I FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                                   Lexon, Inc.
                                 Balance Sheets
                    September 30, 1999 and December 31, 1998

                                                     September 30,
                                                             1999   December 31,
                            ASSETS                     (unaudited)         1998
                                                     ---------------------------
Current assets
Cash ..............................................   $    30,318    $   31,164
Other receivables .................................         9,703             0
Prepaid consulting expenses .......................        38,125       300,000
                                                      -----------    -----------
   Total current assets ...........................        78,146       331,164
                                                      -----------    -----------

Other assets
Licensed technology, net ..........................       149,162       156,265
Sponsored research, net ...........................       116,719       233,437
                                                      -----------    -----------
      Total other assets ..........................       265,881       389,702
                                                      -----------    -----------

TOTAL ASSETS ......................................   $   344,027    $  720,866
                                                      -----------    -----------

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities ..........   $    29,960    $   25,127
Interest payable ..................................         1,900        16,739
Notes payable to officer and shareholder ..........             0       230,000
Notes payable to shareholder ......................       100,000             0
Payable to North Shore University .................        67,635             0
Payable to UTEK Corporation .......................       132,000             0
                                                      -----------    -----------
   Total current liabilities ......................       331,495       271,866
                                                      -----------    -----------

Shareholders' equity
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;  no shares
   issued and outstanding at September 30, 1999 and
   December 31, 1998, respectively ................             0             0
Common stock, $0.001 par value,
   45,000,000 shares authorized;
   6,802,013 shares and 6,279,313 shares
   issued and outstanding at September 30, 1999 and
   December 31, 1998, respectively ................         6,802         6,279
Paid in capital ...................................     2,768,775     1,177,571
Retained earnings .................................    (2,763,045)     (734,850)
                                                      -----------    -----------
   Total shareholders' equity .....................        12,532       449,000
                                                      -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........   $   344,027    $  720,866
                                                      -----------    -----------

   The accompanying notes are an integral part of these financial statements

                                   Lexon, Inc.
                            Statements of Operations
     For the three months and nine months ended September 30, 1999 and 1998 and for the period from Inception (December 17, 1997) to September 30, 1999

                                         From inception
                                           (December 16,     Three months    Three months      Nine months      Nine months
                                          1997) through             ended           ended            ended            ended
                                           September 30,    September 30,   September 30,    September 30,    September 30,
                                                    1999             1999            1998             1999             1998
                                             (unaudited)      (unaudited)     (unaudited)      (unaudited)      (unaudited)
                                        ------------------------------------------------------------------------------------
Revenue                                               $0               $0              $0               $0               $0

Expenses
Research and development                         727,890          127,051          41,273          583,842           41,273
General and administrative                     1,797,099          371,576          60,996        1,439,035          175,796
                                        ------------------------------------------------------------------------------------
   Total operating expenses                    2,524,989          498,627         102,269        2,022,877          217,069
                                        ------------------------------------------------------------------------------------

Operating loss                                (2,524,989)        (498,627)       (102,269)      (2,022,877)        (217,069)

Interest expense                                 238,056            1,900           6,977            5,318            6,977
                                        ------------------------------------------------------------------------------------

Net loss                                     ($2,763,045)       ($500,527)      ($109,246)     ($2,028,195)       ($224,046)
                                        ------------------------------------------------------------------------------------

Weighted average shares outstanding            5,256,014        6,802,013       5,245,772        6,659,988        3,510,039
                                        ------------------------------------------------------------------------------------

Loss per share                                    ($0.53)          ($0.07)         ($0.02)          ($0.30)          ($0.06)
                                        ------------------------------------------------------------------------------------


    The accompanying notes are an integral part of these financial statements

                                   Lexon, Inc.
                             Statement of Cash Flows
     For the three months and nine months ended September 30, 1999 and 1998 and for the period from Inception (December 17, 1997) to September 30, 1999

                                                                               From inception
                                                                                (December 16,   Nine months    Nine months
                                                                                1997) through         ended          ended
                                                                                September 30, September 30,  September 30,
                                                                                         1999          1999           1998
                                                                                  (unaudited)    (unaudited)    (unaudited)
                                                                               -------------- -------------- --------------
Net loss .....................................................................   ($2,763,045)   ($2,028,195)   ($224,046)
Plus non-cash charges:
   Amortization of license and sponsored research agreements .................       206,371        123,822       41,273
   Value of common stock options granted to non-employees for services .......       990,700       870,700              0
   Value of common stock options granted to non-employee lenders .............       216,000              0
   Value of services contributed by employees ................................       431,479        210,000      165,000
   Common stock issued for services ..........................................       209,750        209,750            0
Change in working capital accounts:
   Increase in prepaid expenses ..............................................        (8,125)        (8,125)           0
   Increase in other receivables .............................................        (9,703)        (9,703)           0
   Increase in accounts payable and accrued liabilities ......................        29,960          4,833       13,615
   Increase (decrease) in interest payable ...................................         1,900        (14,839)       6,977
   Increase in payable to North Shore University .............................        67,635         67,635            0
   Increase (decrease) in interest payable ...................................       132,000        132,000            0
                                                                               -------------- -------------- --------------
      Total operating activities .............................................      (495,078)      (442,122)       2,819
                                                                               -------------- -------------- --------------

Financing activities
Loans from officer and shareholder ...........................................       230,000              0      230,000
Payment of loans from office and shareholder .................................      (230,000)      (230,000)           0
Loans from shareholder .......................................................       100,000        100,000            0
Sale of common stock for cash
   To founders ...............................................................         5,000              0        5,000
   To third-party investors ..................................................     1,012,145        643,487      250,410
   Less:  issue costs ........................................................      (120,499)       (72,211)     (16,144)
                                                                               -------------- -------------- --------------
      Total financing activities .............................................       996,646        441,276      469,266
                                                                               -------------- -------------- --------------

Investing activities
Purchase of exclusive licenses ...............................................      (160,000)             0     (160,000)
Payment of sponsored research contract .......................................      (311,250)             0     (311,250)
                                                                               -------------- -------------- --------------
      Total investing activities .............................................      (471,250)             0     (471,250)
                                                                               -------------- -------------- --------------

Change in cash ...............................................................   $    30,318    ($      846)   $     835
Cash at beginning of period ..................................................   $         0    $    31,164    $       0
                                                                               -------------- -------------- --------------
Cash at end of period ........................................................   $    30,318    $    30,318    $     835
                                                                               -------------- -------------- --------------

Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period ........................   $    20,156    $    20,156    $       0
                                                                               -------------- -------------- --------------

Non-cash financing and investing activities:
   Common stock issued in Gentest Merger .....................................   $     1,000    $         0    $   1,000
                                                                               -------------- -------------- --------------

    The accompanying notes are an integral part of these financial statements





                                   Lexon, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 1999


Note 1- Organization and Summary of Significant Accounting Policies

         Basis of Presentation
         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading.

         Organization and Nature of Operations
         Lexon, Inc. ("Lexon" or "the Company") is a development stage corporation that own the exclusive worldwide license to develop, manufacture, obtain FDA approval for, and market a cancer screening test kit for detecting the ebaf protein, which allows for early, non-invasive screening for colon cancer and certain types of ovarian and testicular cancers.

         Development Stage Operations
         The Company was incorporated on December 16, 1997 under the laws of the state of Oklahoma. Since inception, the Company's primary focus has been raising capital and developing the Ebaf blood screening process.

         Cash and Cash Equivalents
         The Company considers highly liquid investments with maturities of three months or less to be cash equivalents.

         Income Taxes
         The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the differences between the financial statements and tax bases of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse.

          At September 30, 1999, the Company had a net operating tax loss of approximately $2,763,000, which expires from December 31, 2013 to 2014. A valuation allowance fully offsets the benefit of the net operating loss, since the Company does not meet the "more probable than not" criteria of FASB 109.

         Compensation of Officers and Employees
         The Company's officers and other employees serve without pay or other non-equity compensation. The fair value of their services, however, is estimated by management and is recognized as an expense with an offsetting credit to paid in capital. For the nine months ended September 30, 1999 and 1998 and for the period from inception (December 16, 1997) to September 30, 1999 the Company recorded $210,000, $110,000 and $361,479, respectively, as a capital contribution by the officers and other employees.

         Fair Market Value of Stock Options and Stock Issued for Services
         The fair market value of stock options granted or stock issued as payment for services is equal to the closing price of the Company's common stock on the date options are granted or on the date agreements for services are signed. On November 4, 1998, the Company's common stock began trading on the OTC Bulletin Board under the symbol "LXXN". Prior to trading, the fair market value of stock options granted or stock issued as payment for services was determined by the Board of Directors.

         Stock-based Compensation
         The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus in Issue No. 96-18.

         Use of Estimates
         The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Fiscal Year End
         The Company's fiscal year ends on December 31.

         Research and Development ("R&D") Costs
         The Company is amortizing the $311,250 paid pursuant to the Sponsored Research Agreement over two years, which is the life of the service agreement. Any other costs related to developing the Ebaf Assay are expensed as incurred. Compensation cost associated with stock options granted to Dr. Tabibzadeh, the inventor of the Ebaf Assay, is recorded by the Company as R&D expense.

         New Accounting Standards
         The Company adopted SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1998. The Company has no comprehensive income items for the year ended December 31, 1998 and for the nine months ended September 30, 1999. Therefore, net loss equals comprehensive income. The Company operates in only one business segment. The Company will adopt SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities" during 1999. Currently, the Company does not engage in hedging activities or transactions involving derivatives.

Note 2- Gentest Merger

         On May 11, 1998, the Company entered into an Agreement and Plan of Merger with Gentest, Inc., a Florida corporation, whereby the Company agreed to issue 1,000,000 shares of its common stock for all the issued and outstanding common stock of Gentest, Inc. Gentest was formed in March, 1998 for the purpose of securing the License Agreement and Sponsored Research Agreement related to the Ebaf Assay. Under the terms of the Agreement and Plan of Merger, the Company issued to UTEK Corporation ("UTEK"), the sole shareholder of Gentest, 1,000,000 shares of common stock of Lexon. Gentest ceased to exist by reason of the merger, and the assets and liabilities of Gentest, including those rights and obligations associated with the exclusive License Agreement and the Sponsored Research Agreement, became assets and liabilities of Lexon. On July 8, 1998, the Company paid $105,000 for the exclusive license, $311,250 to develop the test kit and $55,000 for services rendered in connection with securing the agreements. The Gentest merger was accounted for as a purchase. The purchase price of $1,000 was based on the number of shares issued at par value of $0.001 per share.

         Par value per share was used to value the purchase because all previous share issuances, consisting solely of issuances to founders, were based on par value, and there was no public market for the Company's stock. Gentest had only recently been formed for the purpose of entering into the License and Sponsored Research Agreements. The value assigned to the License and Sponsored Research Agreements and the related obligations, were therefore based on Gentest's cost. Since Gentest had no prior operations, no pro forma financial information is presented.

        The Gentest assets acquired and liabilities assumed are summarized as follows:

          License Agreements                                   $161,000
          Sponsored Research Agreement                          311,250
                                                        -----------------
          Total Cost of Assets Acquired                         472,250
          Obligations Assumed                                  (471,250)
                                                        -----------------
          Purchase Cost                                          $1,000
                                                        -----------------

Note 3- Exclusive License

         On July 8, 1998, the Company paid $100,000 to the University of South Florida Research Foundation ("USFRF") and $5,000 to North Shore University Hospital Research Foundation ("North Shore") for the exclusive worldwide license to develop and market the cancer screening test kits. In addition, the Company paid $55,000 to UTEK for services rendered in connection with securing the License agreements. The exclusive license is being amortized over 17 years using the straight-line method. As of September 30, 1999 and December 31, 1998, accumulated amortization was $11,838 and $4,735, respectively.

Note 4- Sponsored Research Contract

         On July 8, 1998, the Company paid $311,250 to North Shore under the terms of a Sponsored Research Agreement to develop the cancer screening test kits. The contract specifies a 24-month development period with costs not to exceed $311,250. The Sponsored Research Agreement is amortized over 2 years using the straight-line method, with amortization costs recorded as R&D expenses. As of September 30, 1999 and December 31, 1998, accumulated amortization was $194,531 and $77,813, respectively.

Note 5-Notes Payable

         On July 1, 1998, the Company borrowed $50,000 from an officer and $180,000 from a shareholder. The Company executed notes payable which were due December 31, 1998 at an interest rate of 12% per year, which increased to 14% per year after the due date. As of September 30, 1999, the notes payable and accrued interest were paid in full.

         In connection with the loans, the Board granted 50,000 options to the officer and 180,000 options to the shareholder. Because no trading market for the common stock was yet established, the option exercise price of $1.20 per share was determined by the Board based on the most recent offering price of $2.00 per share less a 40% discount. The discount was determined to be appropriate as stock issued when these options are exercised may be restricted.

         The Company recorded no compensation cost for the options granted to the officer. For the year ended December 31, 1998, the Company recorded $216,000 as interest expense for the options granted to the shareholder based on an estimated fair value of $1.20 per share. The fair value of $1.20 per share was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: exercise price of $1.20 per share, stock price of $1.20 per share, risk-free interest rate of 6.0%, expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 151%.

         On August 4, 1999, the Company borrowed $100,000 from a shareholder. The note accrues interest at 12% per year and is an unsecured obligation of the Company.

Note 6- Commitments and Contingencies

         Future Royalty Obligations Under Exclusive License Agreement
         In connection with the exclusive license agreement, the Company agreed to pay to USFRF a royalty equal to the greater of (a) five percent (5%) of revenue from the sale of products based on the concept for the diagnosis of selected adenocarcinomas and any additions, extensions and improvements thereto or as a minimum (b) zero (0) dollars for the first twenty four (24) months; $75,000 at the end of year three (3); $100,000 at the end of year four (4); $125,000 at the end of year five (5); $150,000 at the end of year six (6) and for each successive year thereafter during the term of the exclusive license agreement. The royalty obligation will expire after the longer of twenty (20) years or the expiration of the last to expire patent that covers the licensed intellectual property. The Company also agreed to pay to North Shore a royalty equal to one-half percent (0.5%) of revenue from the sale of such products and ten percent (10%) of any consideration received by the Company from granting sublicenses. No minimum royalty payments are required under the License Agreement with North Shore.

         Future Obligations to North Shore University
         On March 8, 1999, the Company agreed to fund an additional $81,162 to North Shore in six equal installments of $13,257 each, payable on or before October 1, 1999, December 1, 1999, February 1, 2000, April 1, 2000, June 1, 2000
and August 1, 2000. On September 30, 1999, the Company paid the first installment of $13,257.

         Statutory Rights of the National Institutes of Health ("NIH")
         The Patent & Trademark Act (Public Law 96-517), also known as the Bayh-Dole Act, created a uniform patent policy among Federal agencies that fund research. Bayh-Dole enables small businesses and non-profit organizations, including universities, to retain title to materials and products they invent with Federal funding. In return, the U.S. government retains a nonexclusive right to make or use the invention for government purposes. Dr. Tabibzadeh's research was funded in part with grants from the National Institutes of Health. If the U.S. government decides to make or use Dr. Tabibzadeh's invention for government purposes, then it would not be obligated to pay license fees or royalties. In addition, the U.S. government is protected from lawsuits and infringement claims.

         Foreign Patent Protection
         The U.S. patent covering the Ebaf Assay does not extend to foreign countries, and the Company does not presently have any foreign patent protection for its product.

         Leases
         The Company's executive office is leased from a third-party under the terms of a lease agreement that expires March 31, 2002. The office is shared with other companies controlled by the officers and directors of the Company. The minimum annual lease payments pursuant to the Agreement and the Company's estimated share are scheduled as follows:

                                                      Minimum         Company's
                                                       Annual         Estimated
      Period                                   Lease Payments             Share
      ------------------------------------     ---------------      ------------

      For the year ended December 31, 1999            $40,265           $13,422
      For the year ended December 31, 2000            $44,594           $14,865
      For the year ended December 31, 2001            $45,587           $15,196
      For the period ended March 31, 2002             $11,462           $3,821


Note 7-  Common Stock and Paid in Capital

         During the nine months ended September 30, 1999, the following common stock transactions occurred:

               1. The Company sold 385,700 shares of common stock to third-party investors for $557,549 in cash.

               2. The Company  issued a total of 82,000  shares of common  stock for services rendered by outside consultants. The shares were valued based on the closing price of the Company's common stock on the date the services were rendered or agreements were signed. Of the shares issued, 80,000 were issued at $2.50 per share to a consultant to develop and market an Internet web site and to prepare and distribute via e-mail a detailed profile report on the Company. The remaining 2,000 shares were issued at $4.875 per share for legal services. The Company recorded $200,000 and $9,750, respectively, as G&A expense.

               3. The Company issued 55,000 shares of common stock to an employee who exercised stock options at $1.5625 per share. The Company received $85,938 in cash when the options were exercised. The exercise price was equal to the closing price of the Company's common stock on the date the options were granted.

         Lexon is authorized to issue 45,000,000 Shares of Common Stock, par value $0.001 per share, of which 6,802,013 shares were outstanding as of September 30, 1999. Lexon is also authorized to issue 5,000,000 shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding. There is no present intent to issue any Preferred Stock.

         Voting Rights. Holders of shares of Common Stock are entitled to one vote per share on all matters submitted to a vote of the shareholders. Shares of Common Stock do not have cumulative voting rights, which means that the holders of a majority of the shareholder votes eligible to vote and voting for the election of the Board of Directors can elect all members of the Board of Directors. Holders of a majority of the issued and outstanding shares of Common Stock may take action by written consent without a meeting.

         Dividend Rights. Holders of record of shares of Common Stock are entitled to receive dividends when and if declared by the Board of Directors. To date, Lexon has not paid cash dividends on its Common Stock. Holders of Common Stock are entitled to receive such dividends as may be declared and paid from time to time by the Board of Directors out of funds legally available therefor. Lexon intends to retain any earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, Lexon's financial condition and such other factors as the Board of Directors may consider.

         Liquidation Rights. Upon any liquidation, dissolution or winding up of Lexon, holders of shares of Common Stock are entitled to receive pro rata all of the assets of Lexon available for distribution to shareholders after liabilities are paid and distributions are made to the holders of Lexon's Preferred Stock.

         Preemptive Rights. Holders of Common Stock do not have any preemptive rights to subscribe for or to purchase any stock, obligations or other securities of Lexon.

Note 8- Stock Options

         On August 15, 1998, the Board of Directors and shareholders approved the adoption of the Lexon Option Plan, pursuant to which 3,000,000 shares of Common Stock were reserved. Stock options granted under the Plan expire ten years from the date of grant.

         On October 15, 1998, the Company granted 300,000 options to a consultant at an exercise price of $1.20 per share. In exchange for the options, the consultant will provide the Company financial consulting services for a one year period beginning October 29, 1998. The Company recorded $360,000 as a cost of capital and prepaid consulting services and is amortizing the expense over a 12 month period. For the nine months ended September 30, 1999, the Company recorded $270,000 as G&A expense for the consultant's services.

         On March 4, 1999, the Company granted 1,692,500 options to purchase common stock at an exercise price of $1.5625 per share to certain officers, directors and employees of the Company. The exercise price was equal to the closing price of the Company's common stock on the date of grant. No compensation cost was recorded.

         On March 4, 1999, the Company granted 250,000 options to purchase common stock at an exercise price of $1.5625 per share to Dr. Tabibzadeh, inventor of the Ebaf Assay screening process. The exercise price was equal to the closing price of the common stock on the date of grant. The options were valued at $1.49 per share based on the Black-Scholes option pricing model and the Company recorded $372,500 as R&D expense. The following assumptions for the Black-Scholes option pricing model were used: exercise price of $1.5625, market price of $1.5265, risk-free interest rate of 5.87%, expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 117%

         During 1998, the Company entered into an agreement with an investor relations firm whereby the Company granted an option to issue the firm up to 1,000,000 shares of common stock over a two year period. Exercise prices range from $1.20 to $3.00 per share. Vesting of the options is contingent upon the achievement of certain market conditions surrounding the Company's stock. Compensation cost will be recognized for the options when and if they are vested. All vested options are exercisable until October 27, 2008. During the nine months ended September 30, 1999, 45,000 options at $1.20 per share and 95,000 options at $1.75 were forfeited, and 70,000 options exercisable at $1.50 per share became vested on June 30, 1999. The vested options were valued at $3.26 per share based on the Black-Scholes option pricing model and the Company recorded $228,200 as G&A expense. The following assumptions for the Black-Scholes option pricing model were used: exercise price of $1.50 per share, market price on June 30, 1999 (vesting date) of $3.375, risk-free interest rate of 5.87%, expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 117%.

         SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") provides an alternative method of determining compensation cost for employee stock options, which alternative method may be adopted at the option of the Company. Had compensation cost for the 1,692,500 options granted to employees on March 4, 1999 been determined consistent with SFAS 123, the Company's net loss and EPS for the period from inception (December 16, 1997) through September 30, 1999 and for the nine months ended September 30, 1999 would have been reduced to the following pro forma amounts:


                                           From inception
                                            (December 16,      For the nine
                                            1997) through      months ended
                                            September 30,     September 30,
                                                     1999              1999
                                         ------------------ -----------------
      Net income (loss):
           As reported                       ($2,763,045)      $(2,028,195)
           Pro forma                         $(4,326,577)      $(3,591,727)

      Basic and diluted EPS:
           As reported                            $(0.53)           $(0.30)
           Pro forma                              $(0.82)           $(0.43)

          A summary of the status of the Company's stock options at September 30, 1999, and changes during the period then ended is presented below:

                                                                     Weighted
                                                                      Average
      Period                                        Shares     Exercise Price
      --------------------------------------   ------------- ----------------

      Employees:
           Outstanding, beginning of period         50,000           $1.2000
           Granted                               1,692,500           $1.5625
           Exercised                               (55,000)          $1.5625
           Canceled                                    ---               ---
                                               ------------- ----------------
      Outstanding, September 30, 1999            1,687,500     $1.20-$1.5625
                                               ------------- ----------------
      Exercisable, September 30, 1999            1,687,500     $1.20-$1.5625
                                               ------------- ----------------
      Weighted average fair value of
      options granted                                                $1.4814
                                                             ----------------


      Consultants:
           Outstanding, beginning of period        530,000           $1.2000
           Granted                                 320,000     $1.50-$1.5625
           Exercised                                   ---               ---
           Canceled                                    ---               ---
                                               --------------- ----------------
      Outstanding, September 30, 1999              850,000     $1.20-$1.5625
                                               --------------- ----------------
      Exercisable, September 30, 1999              850,000     $1.20-$1.5625
                                               --------------- ----------------
      Weighted average fair value of
      options granted                                                $1.4549
                                                               ----------------

     The following table summarizes information about fixed stock options outstanding at September 30, 1999:

                                     Options outstanding                          Options exercisable
                    ------------------------------------------------------ -----------------------------------

                              Number          Weighted                              Number
                      outstanding at           average          Weighted    exercisable at          Weighted
Range of exercise      September 30,         remaining           average     September 30,           average
prices                          1999  contractual life    exercise price              1999    exercise price
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Employees:
$1.20-$1.5625              1,687,500        9.42 years           $1.5493         1,687,500           $1.5493
                    ----------------- ----------------- ----------------- ----------------- -----------------

Consultants:
$1.20-$1.5625                850,000        9.17 years           $1.3313           850,000           $1.3313
                    ----------------- ----------------- ----------------- ----------------- -----------------

Note 9-  Earnings per Share

         Basic and diluted EPS for the three months and nine months ended September 30, 1999 and 1998 and for the period of Inception (December 17, 1997) to September 30, 1999 were computed as follows:

                                   Inception
                               (December 17,      Three months      Three months      Nine months       Nine months
                                    1997) to   ended September   ended September            ended   ended September
                               September 30,          30, 1999          30, 1998    September 30,          30, 1998
                                        1999                                                 1999
                             ---------------- ----------------- ----------------- ---------------- -----------------
Net income (loss)
applicable to common
stockholders                    $(2,763,045)        $(500,527)        $(109,246)     $(2,028,195)        $(224,046)

Weighted average shares
outstanding                       5,256,014         6,802,013         5,245,772        6,659,988          3,510,039
                             ---------------- ----------------- ----------------- ---------------- -----------------
Basic and Diluted EPS                $(0.53)           $(0.07)           $(0.02)          $(0.30)           $(0.06)
                             ---------------- ----------------- ----------------- ---------------- -----------------

     Weighted average shares outstanding were calculated as follows:

                                   Inception
                               (December 17,      Three months      Three months      Nine months       Nine months
                                    1997) to   ended September   ended September            ended   ended September
                               September 30,          30, 1999          30, 1998    September 30,          30, 1998
                                        1999                                                 1999
                             ---------------- ----------------- ----------------- ---------------- -----------------

Common stock outstanding
                                  6,802,013         6,802,013         5,245,772        6,802,013         5,245,772

Effect of using weighted
average common and common
equivalent shares
outstanding
                                 (1,545,999)                0                 0         (142,025)       (1,735,733)
                             ---------------- ----------------- ----------------- ---------------- -----------------

Weighted average shares           5,256,014         6,802,013         5,245,772        6,659,988         3,510,039
outstanding
                             ---------------- ----------------- ----------------- ---------------- -----------------

     The 2,537,500 options outstanding at September 30, 1999 were not included in the EPS calculation as their effect was anti-dilutive.


Note 10- Related Party Transactions

     On August 4, 1999, the Company entered into an Agreement with UTEK CORPORATION ("UTEK"), whereby UTEK will provide technology merchant consulting services to the Company. Such services include identifying, evaluating and recommending potential technology acquisitions that are synergistic with Lexon's existing cancer diagnostic testing technologies. UTEK owns 1,000,000 shares (or 14.7% of the outstanding shares) of Lexon Common Stock.

     The $132,000 consulting fee is payable in three equal installments of $44,000 each, due on April 1, 2000, September 1, 2000 and December 1, 2000. If Lexon is unable to pay this fee in cash, then Lexon may issue shares of its restricted common stock to UTEK equal to 200% of the amount owed divided by the price of the shares on the date the payment is due.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements included in this report which are not historical facts are forward looking statements, including the information provided with respect to future business opportunities, expected financing sources and related matters. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management, and words such as "expects", "anticipates", "intends", "believes", "estimates", and similar expressions are intended to identify such forward looking statements. Since this information is based on current expectations that involve risks and uncertainties, actual results could differ materially from those expressed in the forward looking statements.

(a) Plan of Operation

     1. Plan of Operation Over the Next Twelve Months

     Lexon plans to continue to develop and improve the Ebaf Assay, to commence and complete standardization testing, to complete field testing and data gathering for its FDA 510(k) application. It is anticipated that a prototype test will be completed by the first quarter of 2000. Subsequent thereto, the Company expects to begin collecting data from field tests and anticipates submitting its FDA pre-clinical application in 2000.

     Lexon is seeking to consummate a business combination by way of tax-free merger, exchange of stock, sale of assets or other business combination with a pharmaceutical company or manufacturing and distribution company with existing manufacturing, quality control, marketing, distribution and regulatory compliance capabilities in place. Alternatively, but simultaneously, Lexon is seeking strategic alliances with pharmaceutical and other companies willing to provide Lexon with manufacturing, marketing and distribution capacities. Lexon has no such agreements at this time. There is no assurance that Lexon will be successful in making acceptable arrangements for a business combination or strategic alliances.

     Lexon plans to continue to develop and improve the Ebaf Assay, to commence and complete standardization testing, to complete field testing and data gathering for its FDA 510(k) application. It is anticipated that a prototype test will be completed by the fourth quarter of 1999. Subsequent thereto, the Company expects to begin collecting data from field tests and anticipates submitting its FDA application in 2000.

     (i) Cash Requirements

         Management does not believe that Lexon can satisfy its current cash needs out of available cash and will have to engage in a sale of Lexon's securities during the next three months. Until such time as the Company completes a sale of its securities, the officers, directors and employees may loan the Company funds to cover its operating expenses, however, there is no assurance that such loans will be made. Lexon intends to engage in an offering of its common stock to fund the costs associated with required field tests, file and process applications for FDA approval, identify manufacturers to mass produce the test kits, and identify and consummate strategic business alliances. There is no assurance that any additional capital needed will be available to Lexon on acceptable terms when needed, if at all. Any additional capital may involve substantial dilution to the interests of Lexon's then existing stockholders.

     (ii) Product Development and Research Plan for the Next Twelve Months

         As of September 30, 1999, Lexon has paid North Shore $335,027 and anticipates spending another $67,635 over the next twelve months to complete the Ebaf Assay development. The development of the Ebaf Assay for the ELISA platform requires that both a polyclonal and a monoclonal antibody to the Ebaf protein be produced. These antibodies must be specific for Ebaf and must be tested extensively to make sure that they do not react with any other similar proteins. Dr. Tabibzadeh has identified an adequate polyclonal antibody for use in the ELISA test. This antibody has been tested in a comprehensive fashion and will be used as the carrier for the enzyme ligand in the ELISA test. Dr. Tabibzadeh is currently analyzing monoclonal antibodies to find the ideal candidate for use in the ELISA test. The ideal candidate for the monoclonal selection will be a monoclonal antibody which is highly specific for Ebaf and does not react with any other proteins. Once the monoclonal antibody is identified and characterized, a small number of prototype ELISA test kits will be made. These test kits will be used to collect data for submission of an FDA application.

     (iii) Expected Purchase or Sale of Plant and Significant Equipment

         None.

     (iv) Expected Significant changes in number of employees.

         None.


                            PART II OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

None

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5  OTHER INFORMATION

     On August 5, 1999, the Company entered into an Agreement and Plan of Merger ("Merger") with Cancer Diagnostics, Inc. ("CDI"), attached hereto as Exhibit
2.1. The terms of the Merger are for Lexon to issue 500,000 shares of its common stock in exchange for all of the issued and outstanding common stock of CDI. The Merger is subject to various conditions, some of which have not yet occurred, but all of which are expected to be fulfilled by the Closing, which is expected in early January 2000. There is no assurance that the Merger will close.

     If the Merger is completed, all the assets and liabilities of CDI will become assets and liabilities of Lexon. The CDI assets consist of an exclusive worldwide license to a patent-pending blood test for lung cancer, known as the Telomerase AssayTM, which was developed at the University of Maryland, Baltimore and a two-year sponsored research agreement to fund the development and commercialization of the Telomerase Assay for the ELISA format at the University of Maryland, Baltimore. The liabilities consist of $124,537 payable in cash, on or before January 1, 2001, to the University of Maryland, Baltimore under the terms of the sponsored research agreement.

     If the Merger is completed, the Company will be obligated to pay a royalty of 4% of Net Sales of products sold by Lexon under the terms of the exclusive license agreement ("Agreement"). The Agreement provides for minimum annual royalties for the life of the Agreement, which coincides with the life of the last to expire patent covering the licensed technology. Such minimum annual royalties range from $2,500 per year beginning in year 3 of the Agreement to a maximum of $4,000 beginning in year 7 and continuing each year thereafter for the life of the Agreement. In addition, the Agreement provides for royalties of 2% of Net Sales of products sold by sublicensees and 50% of all consideration received by the Company for up-front, milestone or other payments from sublicensees.

     On August 4, 1999, the Company entered into an Agreement with UTEK CORPORATION ("UTEK"), whereby UTEK will provide technology merchant consulting services to the Company. Such services include identifying, evaluating and recommending potential technology acquisitions that are synergistic with Lexon's existing cancer diagnostic testing technologies. UTEK owns 1,000,000 shares (or 14.7% of the outstanding shares) of Lexon Common Stock.

     The $132,000 consulting fee is payable in three equal installments of $44,000 each, due on April 1, 2000, September 1, 2000 and December 1, 2000. If Lexon is unable to pay this fee in cash, then Lexon may issue shares of its restricted common stock to UTEK equal to 200% of the amount owed divided by the price of the shares on the date the payment is due.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit

     2.1 Agreement and Plan of Merger between Registrant and Cancer Diagnostics, Inc. dated August 5, 1999

    10.1 Consulting Agreement between Registrant and UTEK CORPORATION effective August 4, 1999

    27.0       Financial Data Schedule (for electronic filers only)



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LEXON, INC.


                                             /s/ GIFFORD M. MABIE
                                             ----------------------------
                                              President

Date:  November 15, 1999