Form 10QSB/A
period 1999-09-30
LEXON INC/OK
filed 1999-12-14
CIK 1062679

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                Amendment No. 1

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

                          PART I FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                                   Lexon, Inc.
                                 Balance Sheets
                    September 30, 1999 and December 31, 1998

                                                     September 30,
                                                             1999   December 31,
                            ASSETS                     (unaudited)         1998
                                                     ---------------------------
Current assets
Cash ..............................................   $    30,318    $   31,164
Other receivables .................................         9,703             0

Prepaid consulting expenses .......................        57,618       494,925
                                                      -----------    -----------

   Total current assets ...........................        97,639       526,089
                                                      -----------    -----------

Other assets
Licensed technology, net ..........................       149,162       156,265
Sponsored research, net ...........................       116,719       233,437
                                                      -----------    -----------
      Total other assets ..........................       265,881       389,702
                                                      -----------    -----------

TOTAL ASSETS ......................................   $   363,520    $  915,791
                                                      -----------    -----------

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities ..........   $    29,960    $   25,127
Interest payable ..................................         1,900        16,739
Notes payable to officer and shareholder ..........             0       230,000
Notes payable to shareholder ......................       100,000             0
Payable to North Shore University .................        67,635             0
Payable to UTEK Corporation .......................       132,000             0
                                                      -----------    -----------
   Total current liabilities ......................       331,495       271,866
                                                      -----------    -----------

Shareholders' equity
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;  no shares
   issued and outstanding at September 30, 1999 and
   December 31, 1998, respectively ................             0             0
Common stock, $0.001 par value,
   45,000,000 shares authorized;
   6,802,013 shares and 6,279,313 shares
   issued and outstanding at September 30, 1999 and
   December 31, 1998, respectively ................         6,802         6,279

Paid in capital ...................................     3,182,016     1,590,812
Retained earnings .................................    (3,156,793)     (953,166)
                                                      -----------    -----------
   Total shareholders' equity .....................        32,025       643,925
                                                      -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........   $   363,520    $  915,791
                                                      -----------    -----------

   The accompanying notes are an integral part of these financial statements

                                   Lexon, Inc.
                            Statements of Operations
     For the three months and nine months ended September 30, 1999 and 1998 and for the period from Inception (December 17, 1997) to September 30, 1999

                                         From inception
                                           (December 16,     Three months    Three months      Nine months      Nine months
                                          1997) through             ended           ended            ended            ended
                                           September 30,    September 30,   September 30,    September 30,    September 30,
                                                    1999             1999            1998             1999             1998
                                             (unaudited)      (unaudited)     (unaudited)      (unaudited)      (unaudited)
                                        ------------------------------------------------------------------------------------
Revenue                                               $0               $0              $0               $0               $0

Expenses
Research and development                         765,375          127,051          41,273          583,842           41,273
General and administrative                     2,013,016          430,053          60,996        1,614,467          175,796
                                        ------------------------------------------------------------------------------------
   Total operating expenses                    2,778,391          557,104         102,269        2,198,309          217,069
                                        ------------------------------------------------------------------------------------

Operating loss                                (2,778,391)        (557,104)       (102,269)      (2,198,309)        (217,069)

Interest expense                                 378,402            1,900           6,977            5,318            6,977
                                        ------------------------------------------------------------------------------------

Net loss                                     ($3,156,793)       ($559,004)      ($109,246)     ($2,203,627)       ($224,046)
                                        ------------------------------------------------------------------------------------

Weighted average shares outstanding            5,256,014        6,802,013       5,245,772        6,659,988        3,510,039
                                        ------------------------------------------------------------------------------------

Loss per share                                    ($0.60)          ($0.08)         ($0.02)          ($0.33)          ($0.06)
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

                                                                               From inception
                                                                                (December 16,   Nine months    Nine months
                                                                                1997) through         ended          ended
                                                                                September 30, September 30,  September 30,
                                                                                         1999          1999           1998
                                                                                  (unaudited)    (unaudited)    (unaudited)
                                                                               -------------- -------------- --------------

Net loss .....................................................................   ($3,156,793)   ($2,203,627)   ($224,046)

Plus non-cash charges:
   Amortization of license and sponsored research agreements .................       206,370        123,822       41,273

   Value of common stock options granted to non-employees for services .......     1,244,103      1,046,133            0
   Value of common stock options granted to non-employee lenders .............       356,346              0

   Value of services contributed by employees ................................       431,478        210,000      165,000
   Common stock issued for services ..........................................       209,750        209,750            0
Change in working capital accounts:
   Increase in prepaid expenses ..............................................        (8,125)        (8,125)           0
   Increase in other receivables .............................................        (9,703)        (9,703)           0
   Increase in accounts payable and accrued liabilities ......................        29,960          4,833       13,615
   Increase (decrease) in interest payable ...................................         1,900        (14,839)       6,977
   Increase in payable to North Shore University .............................        67,635         67,635            0
   Increase (decrease) in interest payable ...................................       132,000        132,000            0
                                                                               -------------- -------------- --------------
      Total operating activities .............................................      (495,078)      (442,122)       2,819
                                                                               -------------- -------------- --------------

Financing activities
Loans from officer and shareholder ...........................................       230,000              0      230,000
Payment of loans from office and shareholder .................................      (230,000)      (230,000)           0
Loans from shareholder .......................................................       100,000        100,000            0
Sale of common stock for cash
   To founders ...............................................................         5,000              0        5,000
   To third-party investors ..................................................     1,012,145        643,487      250,410
   Less:  issue costs ........................................................      (120,499)       (72,211)     (16,144)
                                                                               -------------- -------------- --------------
      Total financing activities .............................................       996,646        441,276      469,266
                                                                               -------------- -------------- --------------

Investing activities
Purchase of exclusive licenses ...............................................      (160,000)             0     (160,000)
Payment of sponsored research contract .......................................      (311,250)             0     (311,250)
                                                                               -------------- -------------- --------------
      Total investing activities .............................................      (471,250)             0     (471,250)
                                                                               -------------- -------------- --------------

Change in cash ...............................................................   $    30,318    ($      846)   $     835
Cash at beginning of period ..................................................   $         0    $    31,164    $       0
                                                                               -------------- -------------- --------------
Cash at end of period ........................................................   $    30,318    $    30,318    $     835
                                                                               -------------- -------------- --------------

Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period ........................   $    20,156    $    20,156    $       0
                                                                               -------------- -------------- --------------

Non-cash financing and investing activities:
   Common stock issued in Gentest Merger .....................................   $     1,000    $         0    $   1,000
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




         Compensation of Officers and Employees
         The Company's officers and other employees serve without pay or other non-equity compensation. The fair value of their services, however, is estimated by management and is recognized as an expense with an offsetting credit to paid in capital. For the nine months ended September 30, 1999 and 1998 and for the period from inception (December 16, 1997) to September 30, 1999 the Company recorded $210,000, $165,000 and $361,479, respectively, as a capital contribution by the officers and other employees.


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


         The Company recorded no compensation cost for the options granted to the officer. For the year ended December 31, 1998, the Company recorded $216,000 as interest expense for the options granted to the shareholder based on an estimated fair value of $1.20 per share. The fair value of $1.20 per share was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: exercise price of $1.20 per share, stock price of $2.00 per share, risk-free interest rate of 6.0%, expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 151%.


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


         On October 15, 1998, the Company granted 300,000 options to a consultant at an exercise price of $1.20 per share. In exchange for the options, the consultant will provide the Company financial consulting services for a one year period beginning October 29, 1998. The Company recorded $593,910 as a cost of capital and prepaid consulting services and is amortizing the expense over a 12 month period. For the nine months ended September 30, 1999, the Company recorded $445,432 as G&A expense for the consultant's services.


         On March 4, 1999, the Company granted 1,692,500 options to purchase common stock at an exercise price of $1.5625 per share to certain officers, directors and employees of the Company. The exercise price was equal to the closing price of the Company's common stock on the date of grant. No compensation cost was recorded.

         On March 4, 1999, the Company granted 250,000 options to purchase common stock at an exercise price of $1.5625 per share to Dr. Tabibzadeh, inventor of the Ebaf Assay screening process. The exercise price was equal to the closing price of the common stock on the date of grant. The options were valued at $1.49 per share based on the Black-Scholes option pricing model and the Company recorded $372,500 as R&D expense. The following assumptions for the Black-Scholes option pricing model were used: exercise price of $1.5625, market price of $1.5265, risk-free interest rate of 5.87%, expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 117%


     During 1998, the Company entered into an agreement with an investor relations firm whereby the Board granted them an option to purchase up to 1,000,000 shares of common stock over a two year period. Amounts and exercise prices are as follows:

                                                                 Exercise
                                                  Number of         Price
          Vesting Period                            Options     Per Share
          --------------                          ---------     ---------

          January 1, 1999 to March 31, 1999......    45,000         $1.20
          April 1, 1999 to June 30, 1999.........    70,000         $1.50
          July 1, 1999 to September 30, 1999.....    95,000         $1.75
          October 1, 1999 to December 31, 1999...   120,000         $2.00
          January 1, 2000 to March 31, 2000......   135,000         $2.25
          April 1, 2000 to June 30, 2000.........   160,000         $2.50
          July 1, 2000 to September 30, 2000.....   175,000         $2.75
          October 1, 2000 to December 31, 2000...   200,000         $3.00

         Options are eligible to vest on a quarterly basis, subject to the achievement of certain market conditions surrounding the Company's stock. If the vesting conditions are not met, the options eligible for vesting are forfeited. Compensation cost will be recorded for the options when and if they become vested. Only vested options are exercisable. All vested options are exercisable until October 27, 2008.

     During the nine months ended September 30, 1999, 45,000 options at $1.20 per share and 95,000 options at $1.75 were forfeited, and 70,000 options exercisable at $1.50 per share became vested on June 30, 1999. To determine compensation cost, the vested options were valued at $3.26 per share based on the Black-Scholes option pricing model and the Company recorded $228,200 as G&A expense. The following assumptions for the Black-Scholes option pricing model were used: exercise price of $1.50 per share, market price on June 30, 1999 (vesting date) of $3.375, risk-free interest rate of 5.87%, expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 117%.


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


                                           From inception
                                            (December 16,      For the nine
                                            1997) through      months ended
                                            September 30,     September 30,
                                                     1999              1999
                                         ------------------ -----------------

      Net income (loss):
           As reported                       ($3,156,793)      $(2,203,627)
           Pro forma                         $(4,720,325)      $(3,767,159)

      Basic and diluted EPS:
           As reported                            $(0.60)           $(0.33)
           Pro forma                              $(0.90)           $(0.57)

          A summary of the status of the Company's stock options at September 30, 1999, and changes during the period then ended is presented below:

                                                                     Weighted
                                                                      Average
      Period                                        Shares     Exercise Price
      --------------------------------------   ------------- ----------------

      Employees:
           Outstanding, beginning of period         50,000           $1.2000
           Granted                               1,692,500           $1.5625
           Exercised                               (55,000)          $1.5625
           Canceled                                    ---               ---
                                               ------------- ----------------

      Outstanding, September 30, 1999            1,687,500           $1.5518
                                               ------------- ----------------
      Exercisable, September 30, 1999            1,687,500           $1.5518
                                               ------------- ----------------
      Weighted average fair value of
      options granted                                                  $1.49
                                                             ----------------


      Non-Employees:
           Outstanding, beginning of period      1,530,000             $1.95
           Granted                                 250,000           $1.5625
           Exercised                                   ---               ---
           Canceled or Forfeited                  (140,000)            $1.20
                                               --------------- ----------------
      Outstanding, September 30, 1999            1,640,000           $1.9248
                                               --------------- ----------------
      Exercisable, September 30, 1999              850,000           $1.3313
                                               --------------- ----------------
      Weighted average fair value of
      options granted                                                  $1.49
                                                               ----------------

     The following table summarizes information about fixed stock options outstanding at September 30, 1999:

                                     Options outstanding                          Options exercisable
                    ------------------------------------------------------ -----------------------------------

                              Number          Weighted                              Number
                      outstanding at           average          Weighted    exercisable at          Weighted
Range of exercise      September 30,         remaining           average     September 30,           average
prices                          1999  contractual life    exercise price              1999    exercise price
------------------- ----------------- ----------------- ----------------- ----------------- -----------------

Employees:
$1.20-$1.5625              1,687,500        9.67 years           $1.5518        1,687,500            $1.5518
                    ----------------- ----------------- ----------------- ----------------- -----------------

Non-Employees:
$1.20-$1.5625              1,640,000        9.36 years           $1.9248          850,000           $1.3313
                    ----------------- ----------------- ----------------- ----------------- -----------------


Note 9-  Income Taxes

The components of deferred income tax are as follows:

                                                             Nine          Nine
                                          Inception        months        months
                                                 to         ended         ended
                                            Sept 30,      Sept 30,      Sept 30,
                                               1999          1999          1998
                                          ----------     ---------     ---------
         Net operating loss                $311,000      $251,000       $20,000
         Stock-based compensation           544,000       356,000             0
         Valuation allowance               (855,000)     (607,000)      (20,000)
                                          ----------     ---------     ---------
         Net deferred tax asset            $      0      $      0        $    0
                                          ----------     ---------     ---------

     From inception to September 30, 1999 the Company had a net operating tax loss of approximately $3,167,000, which expires 2014, and temporary differences related to stock-based compensation of $1,600,000. A valuation allowance fully offsets the benefit of the net operating loss, since the Company does not meet the "more probable than not" criteria of FASB 109.


Note 10-Earnings per Share

         Basic and diluted EPS for the three months and nine months ended September 30, 1999 and 1998 and for the period of Inception (December 17, 1997) to September 30, 1999 were computed as follows:

                                   Inception
                               (December 17,      Three months      Three months      Nine months       Nine months
                                    1997) to   ended September   ended September            ended   ended September
                               September 30,          30, 1999          30, 1998    September 30,          30, 1998
                                        1999                                                 1999
                             ---------------- ----------------- ----------------- ---------------- -----------------

Net income (loss)
applicable to common
stockholders                    $(3,156,793)        $(559,004)        $(109,246)     $(2,203,627)        $(224,046)

Weighted average shares
outstanding                       5,256,014         6,802,013         5,245,772        6,659,988          3,510,039
                             ---------------- ----------------- ----------------- ---------------- -----------------

Basic and Diluted EPS                $(0.60)           $(0.08)           $(0.02)          $(0.33)           $(0.06)
                             ---------------- ----------------- ----------------- ---------------- -----------------



     Weighted average shares outstanding were calculated as follows:

                                   Inception
                               (December 17,      Three months     Three months      Nine months       Nine months
                                    1997) to             ended            ended            ended             ended
                               September 30,      September 30,    September 30,    September 30,     September 30,
                                        1999              1999             1998             1999             1998
                             ---------------- ----------------- ----------------- ---------------- -----------------

Common stock outstanding
                                  6,802,013         6,802,013         5,245,772        6,802,013         5,245,772

Effect of using weighted
average common and common
equivalent shares
outstanding
                                 (1,545,999)                0                 0         (142,025)       (1,735,733)
                             ---------------- ----------------- ----------------- ---------------- -----------------

Weighted average shares           5,256,014         6,802,013         5,245,772        6,659,988         3,510,039
outstanding
                             ---------------- ----------------- ----------------- ---------------- -----------------

     All options outstanding at September 30, 1999 were not included in the EPS calculation as their effect was anti-dilutive.


Note 11- Change from Previously Issued Financial Statements

     The Company issued financial statements as of the same date and periods included in these financial statements in its Form 10-QSB for the period ended September 30, 1999, filed November 15, 1999. The accompanying financial statements have been adjusted from those originally filed as a result of additional expenses recorded in 1997 and 1998. The adjustments are as follows:

                                               September 30,        December 31,
                                                       1999                1998
                                               -------------        ------------

Prepaid Consulting Expense as reported in
Form 10-QSB filed November 15, 1999..........       $38,125            $300,000

Record additional 1998 compensation cost
for stock options granted to non-employees
based on change to stock price from $1.20
to $2.00 per share in Black-Scholes
calculation..................................       194,925             194,925

Expense additional compensation cost
recorded above...............................      (175,432)                  0
                                               -------------        ------------
Prepaid Consulting Expense as reported in
Form 10-QSB Amendment No. 1 filed
December 13, 1999............................       $57,618            $494,925
                                               =============        ============

Paid in Capital as reported in
Form 10-QSB filed November 15, 1999..........    $2,768,775          $1,177,571

Accrue additional 1998 compensation cost
for stock options granted to non-employees
based on change to stock price from $1.20 to
$2.00 per share in Black-Scholes calculation:
    Prepaid expense (Consultant options).....       194,925             194,925
    R&D expense (Inventor options)...........        38,985              38,985
    G&A expense (Consultant options).........        38,985              38,985
    Interest expense (Shareholder loan
    options).................................       140,346             140,346
                                               -------------        ------------
Paid in Capital as reported in Form 10-QSB
Amendment No. 1 filed December 13, 1999......    $3,182,016          $1,590,812
                                               =============        ============

                                            From
                                       Inception
                                       (12/16/97)    Nine Months    Nine Months
                                         through           Ended          Ended
                                    September 30,   September 30,  September 30,
                                            1999            1999           1998
                                     ------------    ------------   ------------

Net loss as reported in Form 10-QSB
filed November 15, 1999............. $(2,763,045)    $(2,028,195)     $(224,046)

Accrue additional 1998 compensation
cost for stock options granted to
non-employees based on change to stock
price from $1.20 to $2.00 per share
in Black-Scholes calculation:
   R&D expense......................      38,985               0              0
   G&A expense......................      38,985               0              0
   G&A expense (Prepaid)............     175,432         175,432              0
   Interest expense.................     140,346               0              0
                                     ------------    ------------   ------------
Paid in Capital as reported in
Form 10-QSB Amendment No. 1 filed
December 13, 1999................... $(3,156,793)     (1,644,623)      (224,046)
                                     ============    ============   ============


Note 12- Related Party Transactions

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

None

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5  OTHER INFORMATION


     On August 5, 1999, the Company entered into an Agreement and Plan of Merger ("Merger") with Cancer Diagnostics, Inc. ("CDI"), attached hereto as Exhibit
2.1. The terms of the Merger are for Lexon to issue 500,000 shares of its common stock in exchange for all of the issued and outstanding common stock of CDI. UTEK CORPORATION ("UTEK") is the sole shareholder of CDI. UTEK presently owns 1,000,000 shares (or 14.7% of the outstanding shares)of common stock of Lexon, Inc. The Merger is subject to various conditions, some of which have not yet occurred, but all of which are expected to be fulfilled by the Closing, which is expected in early January 2000. There is no assurance that the Merger will close.


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

Date:  December 13, 1999