Form 10QSB/A
period 1999-09-30
LEXON INC/OK
filed 2000-01-05
CIK 1062679

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                Amendment No. 2

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


         The Company recorded no compensation cost for the options granted to the officer. For the year ended December 31, 1998, the Company recorded $356,346 as interest expense for the options granted to the shareholder based on an estimated fair value of $1.98 per share. The fair value of $1.98 per share was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: exercise price of $1.20 per share, stock price of $2.00 per share, risk-free interest rate of 6.0%, expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 151%.


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


         On October 15, 1998, the Company granted 300,000 options to a consultant at an exercise price of $1.20 per share. In exchange for the options, the consultant will provide the Company financial consulting services for a one year period beginning October 29, 1998. The Company recorded $593,910 as a prepaid consulting expense and an increase to paid in capital for the options granted to the consultant based on an estimated fair value of $1.98 per share.
The Company is amortizing the expense over a 12 month period. For the nine months ended September 30, 1999, the Company recorded $445,432 as G&A expense for the consultant's services.


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


Date:  January 4, 2000