Form 10KSB
period 1999-12-31
LEXON INC/OK
filed 2000-04-14
CIK 1062679

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1999

                                   LEXON, INC.

             (Exact name of registrant as specified in its charter)



       Oklahoma                     0-26915                   73-1533326
(State of incorporation)       (SEC File Number)       (IRS Employer ID Number)



                             8908 South Yale Avenue

                                    Suite 409

                                 Tulsa, OK 74137

          (Address of principal executive offices, including zip code)

                                 (918) 492-4125

              (Registrant's Telephone Number, Including Area Code)

                                 (918) 492-2560

              (Registrant's Facsimile Number, Including Area Code)

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State issuer's revenues for its most recent fiscal year: $-0-

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified price within the past 60 days. $14,631,838 as of March 31, 2000

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2000, we had 7,352,735 shares of common stock, $0.001 par value, outstanding.

INFORMATION REQUIRED IN REGISTRATION STATEMENT

Certain Forward-Looking Information

     Certain statements included in this report which are not historical facts are forward looking statements, including the information provided with respect to future business opportunities, expected financing sources and related matters. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management, and words such as "expects," "anticipates," "intends," "believes," "estimates" and similar expressions are intended to identify such forward looking statements. Since this information is based on current expectations that involve risks and uncertainties, actual results could differ materially from those expressed in the forward-looking statements.

                                     PART I

Item 1. Description of Business

(a) Business Development

     1. Form and Year of Organization

     We are a development stage company incorporated in Oklahoma on December 16, 1997. We own the exclusive worldwide license to the Ebaf Assay, a blood screening test for colon cancer and certain types of ovarian and testicular cancers. The Ebaf Assay is being developed for commercial use by scientists at North Shore University and requires approval by the FDA before it can be sold in the United States. We also own, through our wholly-owned subsidiary Cancer Diagnostics, Inc. ("CDI"), the exclusive worldwide license to the Telomerase Assay, a blood screening test for lung cancer. The Telomerase Assay is presently being developed for commercial use and requires FDA approval before it can be sold in the United States.

     2. Bankruptcy or Receivership

     We have never been in bankruptcy or receivership.

     3. Mergers, Reclassifications and Purchases of Assets

     GENTEST MERGER AND THE EBAF ASSAY

     We acquired the exclusive worldwide license to the Ebaf Assay on July 8, 1998 when we issued 1,000,000 shares of our $0.001 par value common stock in exchange for all of the outstanding common stock of Gentest, Inc., a Florida corporation, that previously owned the license. We issued the 1,000,000 shares of our common stock to UTEK Corporation ("UTEK"), the sole shareholder of Gentest. Gentest ceased to exist by reason of this transaction.

     UTEK, a Florida corporation, is a technology merchant that specializes in the transfer of technology from universities and government research facilities to the private sector. UTEK has relationships with major universities and government research facilities in the U.S. and in Europe. Prior to the Gentest transaction, UTEK was not affiliated with us. UTEK became an affiliate because it owns 1,000,000 shares of our common stock as a result of the Gentest transaction. At December 31, 1999, UTEK owned about 14.69% of our outstanding common shares.

     CANCER DIAGNOSTICS, INC. ("CDI") COMMON STOCK PURCHASE AND THE TELOMERASE ASSAY

    CDI, our wholly-owned subsidiary, owns the exclusive worldwide license to the Telomerase Assay. We acquired CDI on January 29, 2000 when we purchased 100% of its common stock from its sole shareholder, UTEK, for $50,000 in cash and a secured promissory note for $150,000. The secured promissory note bears interest at 10% per year and is payable in three monthly installments of $50,000 each, due on April 30, May 31 and June 30, 2000. To secure the promissory note, we pledged all of the shares of common stock of CDI. The shares were placed in escrow and will be released to us upon payment in full of the secured promissory note to UTEK.

(b)  Business of Issuer

     1. Principal Products and Services of Lexon and Their Markets

     We have no products or services for sale at this time. We have two products currently in development. The Ebaf Assay for colon cancer is being developed by scientists at North Shore Long Island Jewish Medical Center in Manhasset, New York ("North Shore") and the Telomerase Assay for lung cancer is being developed by scientists at the University of Maryland, Baltimore ("UMB").

     EBAF ASSAY

     Colon cancer is the second leading cause of cancer deaths in the United States. Of the approximately 525,000 people diagnosed with colon cancer worldwide, more than 50% will die because their cancer was not detected early enough for surgery to be effective. Most people avoid being tested for colon cancer because current screening methods, primarily colonoscopy and flexible sigmoidoscopy, are invasive, embarassing and expensive. Yet colon cancer can be cured if it is caught early. Unfortunately, there is no effective screening test other than colonoscopy and most people who should be screened for the disease (e.g. adults aged 50 and older or adults younger than 50 who have a family history of the disease) do not get a colonoscopy on a regular basis.

     The Ebaf Assay is a blood screening test to indicate whether a person may require diagnostic testing for colon cancer. It is our belief that most people who should be tested for colon cancer would be more willing to have a routine blood test to determine if an invasive procedure like colonoscopy is necessary. The Ebaf Assay is a simple blood test that is being developed for the ELISA platform so it can be performed and evaluated by most medical laboratories.

     The Ebaf Assay works by detecting elevated levels of the ebaf protein in a person's blood. The discovery linking the ebaf protein to colon cancer was made by Dr. Siamak Tabibzadeh, M.D., while he was a professor in the Department of Pathology at the University of South Florida ("USF") and an attending pathologist at the Moffitt Cancer Center at USF. Dr. Tabibzadeh tested approximately 27 types of malignant tumors for the presence of ebaf. The ebaf protein was not demonstrable in any of the tumors except for colon cancer (and some forms of ovarian and testicular cancer.) Therefore, the ebaf protein marker seemed to be unique to colon cancer (and some forms of ovarian and testicular cancer.)

     Dr. Tabibzadeh is now Chief of Experimental Pathology and Professor in Pathology at North Shore, where he is directing the development of the Ebaf Assay for the ELISA format. The Enzyme Linked Immunosorbent Assay, or ELISA format, is a generally recognized and widely used immunological testing platform currently used to detect HIV, Herpes and a number of other diseases. Detecting elevated ebaf levels in a person's blood can currently be done using the Western Blot method. Western Blot, however, is an expensive testing method that can only be performed with highly sophisticated equipment that most laboratories in hospitals and clinics do not have. Because ELISA format tests are inexpensive and can be performed by most hospital and clinic laboratories, we believe this format is ideal for the Ebaf Assay.

     An ELISA-based test involves an ELISA plate which is coated with a monoclonal antibody. When the plate is exposed to a sample of blood containing the marker (e.g. ebaf in the case of the colon cancer screening test, or telomerase in the case of the lung cancer screening test), the monoclonal antibody captures the marker and locks it onto the surface of the plate. The plate is then rinsed and exposed to a polyclonal antibody which has an enzyme ligand attached to it. The polyclonal antibody also binds to the marker if it is present. This technique is called a "sandwich" ELISA format, because the substance being analyzed is "sandwiched" between a polyclonal and a monoclonal antibody. The entire plate is then exposed to an indicator solution which changes color in the presence of the enzyme ligand. The degree of color change is dependent on the amount of enzyme present and hence on the amount of the marker on the surface of the plate. The degree of color change can then be read in a standard laboratory colorimeter. If the level of the marker in the blood is increased relative to the base level, further diagnostic testing may be necessary.

     TELOMERASE ASSAY

     Lung cancer is the leading cause of cancer deaths in the United States. The average survival rate for lung cancer that is diagnosed in the early stages, before it has spread to other organs, is 49%. However, only 15% of lung cancers are diagnosed in their early stages because no effective early screening test exists. Usually, a person waits until symptoms of lung cancer are present before requesting a chest x-ray, CAT scan, or similar test. Like colon cancer, lung cancer can grow undetected and without symptoms. If one waits until symptoms are present, it is generally too late for a cure.

     The Telomerase Assay is based on the discovery of the relationship between telomerase in the blood and cancerous tumors, and particularly, lung cancer in humans. Telomerase is present in almost all malignant tumor tissue. Telomerase has been detected in more than 90% of over 3,000 malignant tumor tissues tested, making it the most prevalent cancer marker known. Dr. Edward Highsmith, who leads the team of researchers at UMB, was the first to demonstrate the presence of telomerase in the blood of lung cancer patients, thus providing the opportunity for the development of a lung cancer blood screening test. Dr. Highsmith and his team are developing the Telomerase Assay for ELISA format.

     Detecting telomerase in a person's blood can currently be done using a modified TRAP assay. The TRAP assay, however, is an expensive testing method that can only be performed with highly sophisticated equipment that most laboratories in hospitals and clinics do not have. Because ELISA-based tests are inexpensive and can be performed by most hospital and clinic laboratories, we believe this format is ideal for the Telomerase Assay.

     2. Distribution Method of Products and Services

     Our success depends, in part, on our ability to market and distribute our potential products effectively. We have no experience in the sale or marketing of medical products. We have no manufacturing, marketing or distribution capabilities. In the event that we obtain FDA approval for our potential products, we may require the assistance of one or more experienced pharmaceutical companies to market and distribute our potential products effectively. If we seek an alliance with an experienced pharmaceutical company, we may be unable to find a collaborative partner, enter into an alliance on favorable terms or enter into an alliance that will be successful. Any partner to an alliance might, at its discretion, limit the amount and timing of resources it devotes to marketing our products. Any marketing partner or licensee may terminate its agreement with us and abandon our products at any time for any reason without significant payment. If we do not enter into an alliance with a pharmaceutical company to market and distribute our products, we may not be successful in entering into alternative arrangements, whether engaging independent distributors or recruiting, training and retaining a marketing staff and sales force of our own.

     3. Status of Publicly Announced Products or Services

     EBAF ASSAY

     The Ebaf Assay is still in development. The development plan in our sponsored research agreement with North Shore calls for a team of researchers, under the direction of Dr. Tabibzadeh, to:

o    Identify and classify a polyclonal antibody to the ebaf protein
o    Identify and classify a monoclonal antibody to the ebaf protein
o Make a small number of ELIZA format test kits o Compare and analyze blood tests using the ELISA and the Western Blot methods
o Determine the normal amounts of the ebaf protein in the blood of normal individuals
o    Determine the amount of ebaf protein in the blood of cancer patients

     Dr. Tabibzadeh has identified and classified the monoclonal and polyclonal antibodies. He is presently making a small number of Ebaf Assay ELISA test kits and is determining how many tests will be conducted. After the test kits are made, he will sample the blood of persons who have colon cancer and of persons who do not have colon cancer. The blood samples will then be tested using the Western Blot method and the ELISA method to determine whether the ELISA method produces results similar to the Western Blot method. We estimate that the comparative analysis of tests using the Western Blot and ELISA methods will be completed by the end of the third quarter of 2000. The data from these tests will then be used as the basis for our preliminary proposal for clinical trials to the FDA. We do not know how much data the FDA will require and consequently, how long the clinical trials will take. The Ebaf Assay requires FDA approval before it can be sold in the U.S.

     TELOMERASE ASSAY

     The Telomerase Assay is still in development. On August 27, 1999, our wholly-owned subsidiary, CDI, agreed to fund the development of the Telomerase Assay for the ELISA format over a two year period beginning January 4, 2000 and ending January 3, 2002 at UMB. The development plan calls for a team of researchers, under the direction of Dr. Highsmith, to:

o Develop a series of monoclonal antibodies to telomerase (estimated time to complete: 8-10 months).
o Develop an ELISA format test, using a commercially available polyclonal antibody and the monoclonal antibodies developed above to test for telomerase in human blood (estimated time complete: 2-4 months after development of the monoclonal antibodies).
o Obtain preliminary data demonstrating the clinical utility of telomerase as a tumor marker in patients with lung cancer (estimated time to complete: 6 months after development of the test kit).

     We do not know how much data the FDA will require and consequently, how long the clinical trials will take. The Telomerase Assay requires FDA approval before it can be sold in the U.S.

     4. Competitive Business Conditions, Competitive Position and Methods of Competition

     Competition in the medical products and services industry is intense. Although growth in the medical industry in general and sales of medical cancer screening tests in particular is expected to expand as the population ages and cancer awareness increases, the number of potential competitors in the marketplace makes competitive pressures severe. The medical screening and diagnostic industry has attracted large and sophisticated potential competitors with established brand names who have already successfully developed and marketed products and who have greater financial, technical, manufacturing, marketing, regulatory and distribution resources than we do.

     Regulation by governmental authorities in the United States and other countries could be a significant factor in ongoing research and product development activities. Lexon's diagnostic products will require regulatory approval by the FDA and possibly other governmental agencies prior to commercialization. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, recordkeeping and marketing of such products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, requires the expenditure of substantial resources. Our failure to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect us.

     In the United States and elsewhere, sales of diagnostic, therapeutic and other pharmaceutical products are dependent, in part, on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. There is no assurance that any of our products will be considered cost effective and that reimbursement to the consumer will be available, or will be sufficient to allow us to sell our products on a competitive and profitable basis. Our future revenues and profitability, if any, may be affected by the continuing efforts of government and third party payors to contain or reduce the costs of healthcare. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our company.

     Our potential competitors are the major diagnostic pharmaceutical corporations, such as Abbott Pharmaceuticals, Roche, SmithKlineBeecham, Johnson & Johnson and Bayer. These companies have substantial marketing, distribution, regulatory compliance, financial, and research and development capabilities. If any of these competitors were to develop a colon cancer or lung cancer blood screening tests not involving the Ebaf Assay or the Telomerase Assay, such an event may have a material adverse effect on our ability to compete in the medical screening and diagnostic field.

     5. Sources of Raw Materials and the Names of Principal Suppliers

     We do not manufacture any products at this time, so we have no raw materials. The Ebaf Assay and the Telomerase Assay are simple products to manufacture. Their main components are a plastic plate, monoclonal and polyclonal antibodies, and various fluorescent markers, each of which is commercially available.

     6. Dependence on one or a few major customers

     Not Applicable

     7. Patents, trademarks, licenses, royalty agreements or labor contracts

     PATENTS

     We do not own any patents. The University of South Florida ("USF") owns the patent for the Ebaf Assay screening process. The patent was published on June 29, 1999. Any improvements to the patent will be owned by North Shore, where the Ebaf Assay is being developed.

     The Telomerase Assay screening process is owned by the University of Maryland, Baltimore ("UMB"). A patent application for the Telomerase Assay screening process was filed on February 16, 1998, however, a patent has not yet been issued and there is no assurance that a patent will be issued.

     We have no information that would lead us to believe that the Ebaf Assay patent or Telomerase Assay pending-patent infringe the intellectual property rights of another, but we give no assurance to that effect. The filing, prosecution and maintenance of all patent rights are within the sole discretion of the patent owners. We have the right to request that the patent owners seek, obtain and maintain such patent and other protections to the extent that they are lawfully entitled to do so, at our sole expense. There is no assurance that the patent owners will seek, obtain or maintain such patent and other protection to which they are lawfully entitled and there is no assurance that we will have sufficient working capital to fund their efforts.

     There is presently no foreign patent protection for the Ebaf Assay, however, an international patent application has been filed by USF. There is no assurance that any foreign patents will issue. The lack of foreign patent protection could result in the manufacturing and sale of test kits copied by competitors who are not obligated to pay royalties. As a result, these competitors could achieve superior operating margins, which could adversely affect our ability to compete.

     LICENSE AGREEMENT - EBAF ASSAY

     We own the exclusive worldwide license to the Ebaf Assay. In exchange for the license, we agreed to pay the University of South Florida Research Foundation ("USFRF"), the licensor of USF, a royalty equal to the greater of (a) five percent (5%) of revenue from the sale of products based on the concept for the diagnosis of selected adenocarcinomas and any additions, extensions and improvements thereto or as a minimum (b) zero (0) dollars through April 9, 2000; $75,000 at the end of year three; $100,000 at the end of year four; $125,000 at the end of year five; $150,000 at the end of year six and for each successive year thereafter during the term of the exclusive license agreement. The royalty obligation will expire after the longer of twenty (20) years or the expiration of the last to expire patent that covers the licensed intellectual property. We also agreed to pay North Shore a royalty equal to one-half of one percent (0.5%) of revenue from the sale of such products and ten percent (10%) of any consideration received by the Company from granting sublicenses. No minimum royalty payments to North Shore are required.

     SPONSORED RESEARCH AGREEMENT - EBAF ASSAY

     On July 8, 1998, we paid North Shore $311,250 to fund the development of the Ebaf Assay for the ELISA format over a two year period beginning July 1, 1998 and ending June 30, 2000. In a letter agreement dated March 24, 1999, we agreed to pay North Shore an additional $81,162 to add two researchers to Dr. Tabibzadeh's staff to expedite the development of a prototype ELISA test kit. The $81,162 is payable in 6 equal installments of $13,527 each, payable beginning October 1, 1999 and continuing every three months thereafter through August 1, 2000. As of December 31, 1999, we paid $27,504 and will pay the balance of $54,108 during 2000. The Company is current in its payments to North Shore.

     LICENSE AGREEMENT - TELOMERASE ASSAY

     We own the exclusive worldwide license to the Telomerase Assay through our wholly-owned subsidiary CDI. In exchange for the license, CDI agreed to pay UMB a royalty of 4% of Net Sales of products sold using the Telomerase Assay technology. The license agreement provides for minimum annual royalties for the life of the license agreement, which coincides with the life of the last to expire patent covering the licensed technology. The minimum annual royalties range from $2,500 per year beginning in 2002 to a maximum of $4,000 per year beginning in 2006 and continuing each year thereafter for the life of the license agreement. In addition, the license agreement provides for royalties of 2% of Net Sales of products sold by sublicensees of CDI and 50% of all consideration received by CDI for up-front, milestone or other payments from sublicensees.

     SPONSORED RESEARCH AGREEMENT - TELOMERASE ASSAY

     On August 27, 1999, CDI agreed to pay University of Maryland, Baltimore $249,458 to fund the development of the Telomerase Assay for the ELISA format over a two year period beginning January 4, 2000 and ending January 3, 2002. CDI paid $124,921 upon signing the sponsored research agreement. The balance of $124,537 is due on or before January 1, 2001. The development plan calls for a team of researchers, under the direction of Dr. Highsmith, to:

o Develop a series of monoclonal antibodies to telomerase (estimated time to complete: 8-10 months)
o Develop an immunoassay (ELISA format) to detect telomerase in human blood (estimated time complete: 2-4 months after development of the monoclonal antibodies)
o Obtain preliminary data demonstrating the clinical utility of telomerase as a tumor marker in patients with lung cancer (estimated time to complete: 6 months after development of the test kit)

     NATIONAL INSTITUTES OF HEALTH

     A portion of the research and development related to the Ebaf Assay and the Telomerase Assay was funded by grants from the National Institutes of Health ("NIH"). The Patent and Trademark Act (Public Law 96-517), also known as the Bayh-Dole Act, created a uniform patent policy among federal agencies that fund research. The Bayh-Dole Act enables small businesses and non-profit organizations, including universities, to retain title to materials and products they invent with federal funding. In return, the U.S. government retains a perpetual, non-exclusive right to use for government purposes any invention that results from its funding without having to pay license fees and royalties. In addition, the U.S. government is protected from lawsuits and infringement claims. There is no assurance that the interests of the U.S. government will not materially adversely affect us or our business.

     8. Need for Governmental Approval

     Our products are considered medical devices, which are regulated by the FDA. Medical devices are categorized into one of three classes, depending on the controls the FDA considers are necessary to reasonably ensure the device's safety and effectiveness. Class I devices (e.g. dental floss, manual surgical instruments) are the least risky and least complicated devices. Class I devices are subject to general controls, which include labeling, premarket notification, and adherence to Quality System Regulations, which are based on the old Good Manufacturing Practices regulations. Class II devices (e.g. x-ray machines, oxygen masks, and many diagnostic assays similar to our products) are subject to general controls and special controls that relate to performance standards, post-market surveillance, patient registries, etc.) Class III devices (e.g. drugs) are the most rigorously regulated and usually require premarket approval by the FDA to ensure their safety and effectiveness, and which require clinical testing prior to approval and marketing.

     FDA approval is required prior to sale of our products in the United States. The Ebaf Assay and the Telomerase Assay are considered in-vitro diagnostic devices. Most in-vitro diagnostic devices on the market today fall into Class I or Class II, however, a few high-risk diagnostic devices are subject to the more rigorous regulation of Class III.

     Depending on the class of the device, FDA approval can be obtained through one of two ways. If the device is "substantially equivalent" to a legally marketed Class I or Class II device or to a Class III device for which the FDA has not called for a PMA, the manufacturer may seek clearance from the FDA by filing a 510(k) premarket notification. A 510(k) filing includes a description of the device, its intended use, draft labeling, and an explanation of why the device should be deemed substantially equivalent to a legally marketed device. The 510(k) needs to be supported by appropriate preclinical and clinical data establishing the claim of substantial equivalence to the satisfaction of the FDA. The general review time after filing a traditional 510(k) is 90-150 days, but it could be longer.

     If substantial equivalence cannot be established, then we must seek pre-market approval through submission of a PMA application, which is the most vigorous form of FDA regulatory review. The PMA application must be supported by valid scientific evidence, including pre-clinical and clinical trial data, as well as extensive literature to demonstrate a reasonable assurance of safety and effectiveness of the device. The PMA review and approval process generally requires one year or more to complete from the date the FDA accepts the filing for review.

     The use for which a product is intended dictates the FDA's determination of its classification. If we intend to use the product to monitor patients for disease progression, response to therapy, or detection of recurrent or residual illness, the product will likely fall into Class II and be subject to 510(k) clearance. If we plan to use the product in screening for the early detection or diagnosis of cancer, the product will likely fall into Class III and be subject to the rigorous PMA approval process. We may initially seek FDA approval through a 510(k) to market the Ebaf Assay as a monitoring device. At the same time, and using much of the same data collected for the 510(k), we may seek FDA approval through a PMA to market the Ebaf Assay as a screening test.

     The FDA requires a separate approval for each proposed indication for the use of our products. We expect that our first indication for both the Ebaf Assay and the Telomerase Assay will only involve their use as monitoring devices for cancer patients. Subsequently, we expect to expand the each product's indication for use as a screening method. In order to do so, we will have to design additional clinical trials, submit the trial designs to the FDA for review, and complete those trials successfully. We cannot guarantee that the FDA will approve our products for any indication. We can only promote our products for indications which have been approved by the FDA. Moreover, it is possible that the FDA may require a label cautioning against the use of our products for any or all other indications.

     There may be regulatory requirements, other than those FDA requirements, applicable to our products prior to their sale in other countries. If we choose to market our products in countries outside of the US, it will have to comply with any applicable requirements before such sales can be made.

     9. Effect of Existing or Probable Governmental Regulation

     It is quite possible that new regulations which may become effective and be applicable to blood screening tests for cancer could be proposed and adopted which could restrict marketing of our products. We are not aware of any such pending or proposed regulations, however, there is no assurance that they will not be imposed.

     10. Estimate of the amount spent on research and development

     From July 1998 to December 31, 1999, we paid $358,554 to North Shore for development of the Ebaf Assay. Of this amount, $321,500 was paid during 1998 pursuant to our sponsored research agreement with North Shore, $27,054 was paid during 1999 as part of our commitment to fund an additional $81,162 to accelerate the development of the Ebaf Assay, and $10,000 was paid during 1999 to cover miscellaneous laboratory expenses for Dr. Tabibzadeh. No customer has or is expected to bear any direct research and development expense.

     11. Costs and effects of environmental compliance

     We have not incurred any environmental compliance costs to date and we do not expect to incur any environmental compliance costs in the future.

     12. Number of total employees and number of full time employees

     We have no full time employees. Our sole officer and director and our significant employees did not receive cash compensation for their services during 1999 and have received no such cash compensation to date. There is no assurance that these individuals will continue to serve without cash compensation. There are no written employment agreements. During 1999, we prepaid $8,125 for one part-time person to perform accounting duties until June 30, 2000.

Item 2.  Description of Property

     Our executive offices are leased from Oklahoma National Bank. We share the executive offices with other companies owned or controlled by our sole officer and director. Our portion of the $4,000 monthly lease payment is approximately $800 per month.

Item 3. Legal Proceedings

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     (a) Market information.

     Our common stock is traded in the over-the-counter market and is quoted on the OTC Bulletin Board under the trading symbol "LXXN".

     The following table sets forth the high and low sales prices for our common stock for each quarter in the last two fiscal years as reported by the OTC Bulletin Board, beginning November 4, 1998, when our common stock was first traded. The quotations shown represent inter-dealer prices without adjustments for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

         QUARTER ENDED                               HIGH             LOW
         -------------                               ----             ---
         December 31, 1998 (beginning 11/4/98)      $3.25            $2.00
         March 31, 1999                             $2.28            $1.12
         June 30, 1999                              $5.50            $2.43
         September 30, 1999                         $4.00            $2.00
         December 31, 1999                          $2.81            $0.93

     (b) Holders

     As of December 31, 1999, there were approximately 50 holders of record of our common stock.

     (c) Dividend Policy

     We have not declared or paid, and for the foreseeable future we do not anticipate declaring or paying, dividends on our common stock.

Item 6. Plan of Operation

     We have no operating history prior to December 16, 1997. We have no revenues from the sale of products to date and have funded our activities through the sale of our common stock and through loans by our shareholders.

     During  2000,  we  plan  to  raise  additional   capital  to  complete  the
development of the Ebaf Assay and to fund the gathering of data for FDA approval, and to seek strategic alliances or business combination partners.

     We plan to seek business alliance partners in the pharmaceutical industry with existing manufacturing, distribution and marketing capabilities. We have no such partners at this time. There is no assurance that we will be successful in making acceptable arrangements for business alliances.

     (i) Cash Requirements

     We require substantial additional working capital to finish development of the Ebaf Assay, to begin collecting data, and to commence and complete clinical trials required for FDA approval. We estimate that we will require approximately $5.0 million in additional capital during the year 2000. There is no assurance that the additional capital required will be available to Lexon on acceptable terms when needed, if at all. Any additional capital may involve substantial dilution to the interests of Lexon's then existing shareholders.

     (ii) Product Development and Research Plan for the Next Twelve Months

     EBAF ASSAY

     During the next 12 months, Dr. Tabibzadeh will make a small number of Ebaf Assay ELISA test kits and will sample the blood of persons who have colon cancer and of persons who do not have colon cancer. The blood samples will then be tested using the Western Blot method and the ELISA method to determine whether the ELISA method produces results similar to the Western Blot method. We estimate that the comparative analysis of tests using the Western Blot and ELISA methods will be completed by the end of the third quarter of 2000. The data from these tests will then be used as the basis for our preliminary proposal for clinical trials to the FDA. We do not know how much data the FDA will require and consequently, how long the clinical trials will take.

     TELOMERASE ASSAY

     During the next 12 months, Dr. Highsmith and his team will develop a series of monoclonal antibodies to telomerase (estimated time to complete: 8-10 months) and will develop an immunoassay (ELISA format test) to detect telomerase in human blood (estimated time complete: 2-4 months after development of the monoclonal antibodies)

     (iii) Expected Purchase or Sale of Plant and Significant Equipment

     None.

     (iv) Expected Significant changes in number of employees.

     None.

Item 7.  Financial Statements

     See Part F/S

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Identify Directors and Executive Officers

     GIFFORD M. MABIE, age 58, is our sole officer and director. He has been an executive officer and director of the Company since December 1997 (inception). From 1982 to 1994, Mr. Mabie was Senior Vice President of CIS Technologies, Inc. (NASD: CISI), a leading healthcare information company that was purchased by National Data Corporation (NYSE: NDC) in 1996. Mr. Mabie was instrumental in raising over $40 million in capital that funded acquisitions and new product development. As a result, that company's revenues grew from $105,000 in 1987 to over $40 million in 1995. Prior to CIS, Mr. Mabie was with Honeywell Information Systems, Inc., where he ranked as one of its top five salesmen worldwide. Prior to joining Honeywell, he was corporate controller with W.B. Dunavant & Company, one of the world's largest cotton brokers. He holds degrees in accounting and economics from Memphis State University and served for eight years in the United States Navy.

     Mr. Mabie is the sole officer and director of Maxxon,  Inc.  (OTC  Bulletin
Board: MXON). Mr. Mabie is also an officer and director of the following privately-held emerging technology companies:

     Image Analysis, Inc., a color magnetic resonance imaging technology company; Centrex, Inc., an e.coli detection and measurement company; and Nubar Enterprises, Inc., a laminated carbon fiber reinforcing bar company.

(b)  Significant Employees

     The following individuals are not executive officers but are expected by the Company to make a significant contribution to our business:

     Thomas R. Coughlin, M.D., age 50, is Medical Director for Lexon. Prior to joining Lexon, Dr. Coughlin was a cardiovascular surgeon. From 1992 to 1995, he was Medical Director of Cardiovascular Surgical Services at Alexandria Hospital in Alexandria Virginia and from 1991 to 1995, was Assistant Clinical Professor, Thoracic and Cardiovascular Surgery at George Washington University Medical Center in Washington, D.C. He has received numerous professional honors and has published 25 research papers. He is a graduate of the University of Rochester School of Medicine and Dentistry, Rochester, New York (M.D.) and of Seton Hall University (B.S.).

     Rhonda R. Vincent, age 36, is Financial Reporting Manager for Lexon. From incorporation until July 16, 1999, when she resigned as an officer and director of Lexon, Ms. Vincent was Vice President, Secretary and Treasurer of Lexon. From 1994 to 1997, Ms. Vincent was Vice President, Secretary, Treasurer and Director of Corporate Vision, Inc. (OTCBB: CVIA), then a multimedia software development company. For five years prior thereto, Ms. Vincent held various accounting, finance and investor relations positions with CIS Technologies, Inc., a leading healthcare information processing company that was purchased by National Data Corporation in 1996. She began her career as an audit associate with the public accounting firm of Coopers & Lybrand. Ms. Vincent is a Certified Public
Accountant and holds a Bachelor of Science degree in accounting from Oral Roberts University.

     Vicki L. Pippin, age 40, is Administrative Manager for Lexon. She has had more than 20 years in senior executive administration for various public companies in the aerospace and healthcare software industries, including McDonnell Douglas, Burtek Industries and CIS Technologies.

(c)  Family Relationships

     None.

(d) Involvement in Legal Proceedings of Officers, Directors and Control Persons

     None.

Item 10.  Executive Compensation

     Mr. Mabie, our sole officer and director, has received no salary or bonus since inception. The following tables provide details about the common stock options that were granted to Mr. Mabie during 1999:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                        Number of     % of Total Options
                       Securities             Granted to
               Underlying Options    Employees in Fiscal
Name                      Granted                   Year      Exercise Price        Expiration Date
-------------  ------------------    -------------------      --------------        ---------------

Gifford Mabie             250,000                 14.81%             $1.5625          March 3, 2009



AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES


                                              Number of Securities
                       Shares               Underlying Unexercised     Value of Unexercised In-
                      Aquired      Value           Options/SARs at       the-Money Options/SARs
Name              On Exercise   Realized         December 31, 1999         at December 31, 1999
-------------     -----------   --------    ----------------------     ------------------------

Gifford Mabie             N/A        N/A                250,000 (1)                      N/A (2)


(1) All options granted to Mr. Mabie during 1999 were exercisable at December 31, 1999.
(2) The closing price of our common stock on December 31, 1999 was $1.125. Because Mr. Mabie's 250,000 options are exercisable at $1.5625 per share, none were "in-the-money" at December 31, 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following shareholders are known to us to own more than 5% of the outstanding common stock of the Company. Except as otherwise indicated, all information is as of March 31, 2000 and ownership consists of sole voting and investment power.


                                                                      Percent of
                               Relationship to      Common Shares    Outstanding
Name and Address                       Company           Owned (1)        Shares
----------------               ---------------      -------------    -----------


UTEK Corporation              Beneficial Owner          1,000,000         13.60%
202 Wheeler Street
Plant City, FL 33566

Gifford M. Mabie              Sole Officer and         750,000 (2)         9.86%
8908 S. Yale Ave. #409                Director
Tulsa, OK  74137

Rhonda R. Vincent             Beneficial Owner         490,300 (3)         6.53%
8908 S. Yale Ave. #409
Tulsa, OK  74137

Frederick K. Slicker          Beneficial Owner         400,000 (4)         5.23%
4444 E. 66TH, Suite 201
Tulsa, OK  74136

Thomas R. Coughlin            Beneficial Owner         737,500 (5)         9.35%
8908 S. Yale Ave. #409
Tulsa, OK  74137

Vicki L. Pippin               Beneficial Owner         377,500 (5)         5.03%
8908 S. Yale Ave. #409
Tulsa, OK  74137

Sole Officer and Director                                 750,000          9.86%

Beneficial Owners, as a group
(5 persons)                                             3,005,300          5.40%

Sole Officer and Director and
Beneficial Owners, as a group
(5 person)                                              3,755,300         42.97%

(1) Includes shares of common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days of March 31, 2000. For each beneficial owner, his or her percentage of shares owned was based on 7,352,735 shares issued and outstanding as of March 31, 2000 plus the shares which each beneficial owner has the right to acquire within 60 days of March 31, 2000.
(2) Includes 250,000 shares of common stock issuable upon the exercise of options
(3) Includes 200,000 shares of common stock issuable upon the exercise of options
(4) Includes 300,000 shares of common stock issuable upon the exercise of options and 100,000 shares owned of record by Mr. Slicker.
(5) Includes 537,500 shares of common stock issuable upon the exercise of options
(6) Includes 150,000 shares of common stock issuable upon the exercise of options

     COMMON STOCK OPTIONS.

     At December 31, 1999, we had outstanding a total of 3,207,500 options to purchase our common stock at prices ranging from $1.20 per share to $3.00 per share, of which 2,537,500 options were exercisable. Of the options exercisable at December 31, 1999, 1,687,500 were exercisable by employees at prices ranging from $1.20 per share to $1.5625 per share; and 850,000 were exercisable by non-employees at prices ranging from $1.20 per share to $1.5625 per share. Details about the options outstanding and exercisable at December 31, 1999 can be found in the notes to our financial statements.

Item 12. Certain Relationships and Related Transactions

     On August 4, 1999, we borrowed $100,000 from a non-affiliated shareholder at a 10% interest rate due December 31, 2000. Subsequent to year end, we repaid the shareholder the $100,000 plus accrued interest.

     On August 4, 1999, we entered into a consulting agreement with UTEK Corporation, a beneficial owner of our common stock, under which we were obligated to pay UTEK $132,000 in consulting fees in cash or common stock during the year 2000. Subsequent to year end, the consulting agreement was cancelled by mutual consent.

     On July 1, 1998, we borrowed $230,000 from an officer and a non-affiliated shareholder. The Notes accrued interest at 12% per year through December 31, 1998 and at 14% per annum thereafter. The Notes, including accrued interest, were paid in full in February, 1999. In connection with these loans, the Board granted the officer options to purchase 50,000 shares of common stock and granted the non-affiliated shareholder options to purchase 180,000 shares of common stock, each at an exercise price of $1.20 per share. The exercise price was deemed by the Board to be the fair market value of the stock on the date of grant. The options expire ten years from the date of grant.

Item 13. Exhibits and Reports on Form 8-K

     None

                                    PART III

INDEX TO AND DESCRIPTION OF EXHIBITS

Exhibit
Number       Description of Exhibit
--------------------------------------------------------------------------------

2.1 Agreement and Plan of Merger between Registrant and Gentest, Inc. dated May 11, 1998 and Certificate of Merger (1)

2.2 Agreement and Plan of Merger between Registrant and Cancer Diagnostics, Inc. dated August 5, 1999 (2)

2.3 Stock Purchase Agreement between Registrant and Cancer Diagnostics, Inc. dated January 28, 2000 (3)

3.1  Certificate of Incorporation of the Registrant (1)

3.2  Bylaws of the Registrant (1)

10.1 License Agreement between Gentest, Inc., the University of South Florida and the University of South Florida Research Foundation, Inc. dated April 9, 1998 (1)

10.2 Research and License Agreement between Gentest, Inc. and North Shore University Hospital Research Corporation dated June 22, 1998 (1)

10.3 Agreement between Registrant and North Shore Office of Grants and Contracts dated March 8, 1999 (1)

10.4 Investor   Relations   Services  Agreement  and  Option  Agreement  between
     Registrant and Morgan-Phillips, Inc. dated November 1, 1998 (1)

10.5 Consulting Agreement between Registrant and the Viking Group dated November 1, 1998 (1)

10.6 Sponsorship Commitment Agreement between Registrant and Celebrity Images, representatives for Eric Davis and the Score Against Colon Cancer Event, dated March 15, 1999 (1)

10.7 Consulting Agreement between Registrant and SSP Management Corporation dated March 31, 1999 (1)

10.8 Confidentiality Agreement between Registrant and Ortho-Clinical Diagnostics Corporation, dated April 19, 1999 (1)

10.9 Confidentiality   Agreement  between   Registrant  and  Chiron  Diagnostics
     Corporation, dated April 21, 1999 (1)

10.10Confidentiality Agreement between Registrant and Abbott Laboratories, dated
     June 29, 1999 (1)

10.11Consulting  Agreement  between  Registrant  and Jonathan  Dariyanani  dated
     March 1, 1999 (1)

10.12Consulting Agreement between Registrant and Dr. Tabibzadeh (1)

10.13Form of Indemnification Agreement (1)

10.14Lexon,  Inc.  1998  Stock  Option  Plan dated  August 15,  1998 and Form of
     Option Agreement (1)

10.15Consulting  Agreement  between  Registrant and UTEK  Corporation  effective
     August 4, 1999 (2)

10.16License  Agreement  between  Cancer  Diagnositics,  Inc. and  University of
     Maryland,  Baltimore  dated August 27, 1999 and amended  September 23, 1999
     (3)

10.17Sponsored   Research  Agreement  between  Cancer   Diagnostics,   Inc.  and
     University of Maryland, Baltimore dated August 27, 1999 and amended September 23, 1999 (3)

10.18Secured Promissory Note dated January 28, 2000 (3)

10.19Pledge and Security Agreement dated January 28, 2000 (3)

10.20Mutual  Release  and  Settlement  Agreement  between  Registrant  and  UTEK
     Corporation dated January 28, 2000 (4)

23.0 Consent of Tullius Taylor Sartain & Sartain LLP (4)

27.0 Financial Data Schedule at December 31, 1999 (for  electronic  filers only)
     (4)

     (1)  Incorporated herein by reference to our Form 10-SB, as amended.

     (2) Incorporated herein by reference to our Form 10-QSB for the nine months ended September 30, 1999, as amended

     (3) Incorporated herein by reference to our Form 8-K dated January 28, 2000 and filed February 14, 2000.

     (4)  Filed herewith

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LEXON, INC.



                                           -------------------------------------
                                   By:  Gifford Mabie, Sole Officer and Director

Date:    April 14, 2000

                                    Part F/S


                 INDEX TO FINANCIAL STATEMENTS AND RELATED NOTES


AUDITED FINANCIAL STATEMENTS

Independent Auditors' Report............................................... F-1

Balance Sheet at December 31, 1999......................................... F-2

Statement of Operations from inception (December 16, 1997)................. F-3 through December 31, 1999

Statement of Cash Flows from inception (December 16, 1997)................. F-4 through December 31, 1999

Statement of Stockholders' Equity from inception (December 16, 1997)
through December 31, 1999.................................................. F-5

Notes to Financial Statements from inception (December 16, 1997)
through December 31, 1999.................................................. F-6

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Lexon, Inc.


We have audited the acompanying balance sheet of Lexon, Inc., a Development Stage Company, as of December 31, 1999, and the related statements of operations, cash flows and stockholders' equity for the period from inception (December 16, 1997) to December 31, 1999, and for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lexon, Inc. as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period then ended, and the period from inception, December 16, 1997, to December 31, 1999, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company is a development stage company with insufficient revenues to fund development and operating expenses. This condition raises substantial doubt about its ability to continue as a going concern. Management's plan concerning this matter is also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Tullius Taylor Sartain & Sartain LLP
Tulsa, Oklahoma
February 21, 2000

                                   Lexon, Inc.
                           (A Development Stage Company)

                                   Balance Sheet
                                 December 31, 1999




                             ASSETS
Current assets
Cash                                                           $10,041
Due from related parties                                         9,703
Prepaid consulting expenses                                      4,062
                                                     ------------------
   Total current assets                                         23,806
                                                     ------------------

Other assets
Licensed technology, net                                       146,794
Sponsored research, net                                         77,813
                                                     ------------------
      Total other assets                                       224,607
                                                     ------------------

TOTAL ASSETS                                                  $248,413
                                                     ------------------

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                       $37,214
Interest payable                                                 4,900
Payable to North Shore University                               54,108
Related party payables                                         251,627
                                                     ------------------
   Total current liabilities                                   347,849
                                                     ------------------

Shareholders' deficiency
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;  no shares
   issued and outstanding at December 31, 1999 and
   December 31, 1998, respectively                                  -
Common stock, $0.001 par value,
   45,000,000 shares authorized;
   6,809,513 shares and 6,279,313 shares
   issued and outstanding at December 31, 1999 and
   December 31, 1998, respectively                               6,810
Paid in capital                                              3,249,558
Deficit accumulated during the development stage            (3,355,804)
                                                     ------------------
                                                               (99,436)
                                                     ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                $248,413
                                                     ------------------


     The accompanying notes are an integral part of the financial statements

                                   Lexon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
        From Inception (December 16, 1997) through December 31, 1999 and
                 For the Years Ended December 31, 1999 and 1998


                                   From inception
                                    (December 16,
                                    1997) through     Year ended     Year ended
                                     December 31,   December 31,   December 31,
                                             1999           1999           1998
                                   --------------   ------------   ------------

Revenue                                       $ -            $ -            $ -

Expenses
Research and development                  807,655        626,122        181,533
General and administrative              2,166,747      1,768,198        396,830
                                   --------------   ------------   ------------
   Total operating expenses             2,974,402      2,394,320        578,363

Operating loss                         (2,974,402)    (2,394,320)      (578,363)

Interest expense                          381,402          8,318        373,084
                                   --------------   ------------   ------------
Net loss                             $ (3,355,804)  $ (2,402,638)    $ (951,447)

Weighted average shares outstanding     5,448,007      6,698,089      4,253,702
                                   --------------   ------------   ------------
Loss per share                            $ (0.62)       $ (0.36)       $ (0.22)
                                   --------------   ------------   ------------

     The accompanying notes are an integral part of the financial statements


                                      F-4

                                   Lexon, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
        From Inception (December 16, 1997) through December 31, 1999 and
                 For the Years Ended December 31, 1999 and 1998



                                                                            From inception
                                                                             (December 16,
                                                                             1997) through       Year ended       Year ended
                                                                              December 31,     December 31,     December 31,
                                                                                      1999             1999             1998
                                                                            --------------     ------------     ------------
Operating activities
Net loss                                                                      $ (3,355,804)    $ (2,402,638)      $ (951,447)
Plus non-cash charges:
   Amortization of license and sponsored research agreements                       247,645          165,096           82,549
   Value of common stock options granted to non-employees for services           1,299,219        1,101,249          197,970
   Amortization of Stock Options Issued to Non-employee Lenders                    356,346                           356,346
   Value of services contributed by employees                                      501,479          280,000          220,000
   Value of stock issued for services                                              221,675          221,675                -
Change in working capital accounts:
   Increase in prepaid expenses                                                     (4,063)          (4,063)               -
   Increase in other receivables                                                    (9,703)          (9,703)               -
   Increase in accounts payable and accrued liabilities                             37,214           12,087           24,887
   Increase (decrease) in interest payable                                           4,900          (11,839)          16,739
   Future Obligation for research and consulting expenses                          186,108          186,108                -
                                                                            --------------      -----------      -----------
      Total operating activities                                                  (514,984)        (462,028)         (52,956)
                                                                            --------------      -----------      -----------
Financing activities
Loans from officer and shareholder                                                 349,627          119,627          230,000
Payment of loans from officer and shareholder                                     (230,000)        (230,000)               -
Sale of common stock for cash
   To founders                                                                       5,000                -            5,000
   To third-party investors                                                        926,208          557,550          368,658
   Less:  issue costs                                                             (140,498)         (92,210)         (48,288)
   To employees upon exercise of employee stock options                             85,938           85,938                -
                                                                            --------------      -----------      -----------
      Total financing activities                                                   996,275          440,905          555,370
                                                                            --------------      -----------      -----------
Investing activities
Purchase of exclusive licenses                                                    (160,000)               -         (160,000)
Payment of sponsored research contract                                            (311,250)               -         (311,250)
                                                                            --------------      -----------      -----------
      Total investing activities                                                  (471,250)               -         (471,250)
                                                                            --------------      -----------      -----------

Change in cash                                                                      10,041          (21,123)          31,164
Cash at beginning of period                                                              -           31,164                -
                                                                            --------------      -----------      -----------
Cash at end of period                                                             $ 10,041         $ 10,041         $ 31,164
                                                                            --------------      -----------      -----------
Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period                                    -                -                -
                                                                            --------------      -----------      -----------
Non-cash financing and investing activities:
   Common stock issued in Gentest Merger                                             1,000                -            1,000
                                                                            --------------      -----------      -----------


     The accompanying notes are an integral part of the financial statements


                                      F-5

                                   Lexon, Inc.
                          (A Development Stage Company)

                        Statements of Shareholders' Equity
        From Inception (December 16, 1997) through December 31, 1999 and
                 For the Years Ended December 31, 1999 and 1998



                                                       Shares of          Common        Paid In      Net Income
                                                           Stock           Stock        Capital           (Loss)          Total
                                                       ---------          ------      ---------      ----------       ---------
Balance at December 16, 1997 (Inception)                       -          $    -      $       -      $        -       $       -

Services contributed by officer                                                           1,479                           1,479
Net Loss through December 31, 1997                                                                       (1,719)         (1,719)
                                                       ---------          ------      ---------      ----------       ---------
Balance at December 31, 1997                                   -               -          1,479          (1,719)           (240)

Common stock issued for cash
To Founders                                            5,000,000           5,000              -               -           5,000
To Third-Party Investors                                 164,621             165        368,494               -         368,659
Issuance of additional shares to
Third party Investors                                     81,151              81            (81)              -               -
Less issue costs                                               -               -        (48,288)              -         (48,288)
Common stock issued for services                          33,541              33            (33)              -               -
Common stock issued in Gentest Merger                  1,000,000           1,000              -               -           1,000
Value of stock options to non-employees                        -               -      1,049,241               -       1,049,241
Services contributed by officer and employees                  -               -        220,000               -         220,000
Net Loss through December 31, 1998                     -               -               -               (951,447)       (951,447)
                                                       ---------          ------      ---------      ----------       ---------
Balance at December 31, 1998                           6,279,313           6,279      1,590,812        (953,166)        643,925

Common stock issued for cash:
    To third-party investors                             385,700             386        557,164       -                 557,550
     Less issue costs                                  -               -                (92,210)      -                 (92,210)
To employees upon exercise of stock options               55,000              55         85,883       -                  85,938
Common stock issued for services                          89,500              90        221,585       -                 221,675
Value of stock options granted to non-employees                -               -        606,324               -         606,324
Contribution of services by officer and employees      -               -                280,000       -                 280,000
Net Loss through December 31, 1999                     -               -               -             (2,402,638)     (2,402,638)
                                                       ---------          ------      ---------      ----------       ---------
Balance at December  31, 1999                          6,809,513          $6,810     $3,249,558     $(3,355,804)      $ (99,436)
                                                       ---------          ------      ---------      ----------       ---------



     The accompanying notes are an integral part of the financial statements

                                   LEXON, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FROM INCEPTION (DECEMBER 16, 1997) THROUGH DECEMBER 31, 1999 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 1--         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS

Lexon, Inc. ("Lexon" or "the Company") is a development stage corporation that acquires, develops, and markets emerging medical technologies. Lexon owns the exclusive worldwide license to develop, manufacture, obtain FDA approval for, and market a cancer screening test kit for detecting the ebaf protein, which allows for early, non-invasive screening for colon cancer and certain types of ovarian and testicular cancers.

DEVELOPMENT STAGE OPERATIONS

The Company was incorporated on December 16, 1997 under the laws of the state of Oklahoma. Since inception, the Company's primary focus has been raising capital and developing the Ebaf blood screening process.

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with maturities of three months or less to be cash equivalents.

INCOME TAXES

The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on the differences between the financial statements and tax basis of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse.

COMPENSATION OF OFFICERS AND EMPLOYEES

The Company's officers and other employees serve without pay or other non-equity compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the years ended December 31, 1999 and 1998 and for the period from inception (December 16, 1997) to December 31, 1999 the Company recorded $280,000, 220,000, and $501,479, respectively, as a capital contribution by the officers and other employees.

FAIR MARKET VALUE OF STOCK OPTIONS AND STOCK ISSUED FOR SERVICES

The fair market value of stock options granted or stock issued as payment for services is equal to the closing price of the Company's common stock on the date options are granted or on the date agreements for services are signed. On November 4, 1998, the Company's common stock began trading on the OTC Bulletin Board under the symbol "LXXN". Prior to trading, the Board of Directors determined the fair market value of stock options granted, or stock issued as payment for services.

STOCK-BASED  COMPENSATION

The Company accounts for stock-based compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus in Issue No. 96-18.

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

NEW ACCOUNTING STANDARDS

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1998. The Company has no comprehensive income items during 1999. Therefore, net loss equals comprehensive income. The Company operates in only one business segment. The Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" during 2001. Currently, the Company does not engage in hedging activities or transactions involving derivatives.

NOTE 2--  GENTEST MERGER

On May 11, 1998, the Company entered into an Agreement and Plan of Merger with Gentest, Inc., a Florida corporation, whereby the Company agreed to issue 1,000,000 shares of its common stock for all the issued and outstanding common stock of Gentest, Inc. Gentest was formed in March 1998 for the purpose of securing the License Agreement and Sponsored Research Agreement related to the Ebaf Assay. Under the terms of the Agreement and Plan of Merger, the Company issued to UTEK Corporation ("UTEK"), the sole shareholder of Gentest, 1,000,000 shares of common stock of Lexon. Gentest ceased to exist by reason of the merger, and the assets and liabilities of Gentest, including those rights and obligations associated with the exclusive License Agreement and the Sponsored Research Agreement, became assets and liabilities of Lexon. The obligations of Gentest were to pay $105,000 for the exclusive license, $311,250 to develop the test kit and $55,000 for services rendered in connection with securing the agreements. Lexon paid the obligations in full on July 8, 1998. The Gentest merger was accounted for as a purchase. The purchase price of $1,000 was based on the number of shares issued at par value of $0.001 per share.

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

The Gentest assets acquired and liabilities assumed are summarized as follows:

                    License Agreements                              $161,000
                    Sponsored Research Agreement                     311,250

                                                                ----------------

                    Total Cost of Assets Acquired                   $472,250

                    Obligations Assumed                            $(471,250)

                                                                ----------------

                    Purchase Cost                                     $1,000

                                                                ================

NOTE 3--  EXCLUSIVE LICENSE

On July 8, 1998, the Company paid $100,000 to the University of South Florida Research Foundation ("USFRF") and $5,000 to North Shore University Hospital
Research Foundation ("North Shore") for the exclusive worldwide license to develop and market the cancer screening test kits. In addition, the Company paid $55,000 to UTEK for services rendered in connection with securing the license agreements. The exclusive license is being amortized over 17 years using the straight-line method. At December 31, 1999, the amount of accumulated amortization related to the Exclusive License was $14,206.

NOTE 4--  SPONSORED RESEARCH CONTRACT

On July 8, 1998, the Company paid $311,250 to North Shore under the terms of a Sponsored Research Agreement to develop the cancer screening test kits. The contract specifies a 24-month development period with costs not to exceed $311,250. The Sponsored Research Agreement is amortized over 2 years using the straight-line method, with amortization costs recorded as R&D expenses. At
December 31, 1999, the amount of accumulated amortization related to the Sponsored Research Agreement was $233,438.

NOTE 5--  NOTES PAYABLE

On July 1, 1998, the Company borrowed $50,000 from an officer and $180,000 from a shareholder. The Company executed notes payable which were due December 31, 1998 at an interest rate of 12% per year, which increased to 14% per year after the due date. As of December 31, 1999, the notes payable and accrued interest were paid in full.

In connection with the loans, the Board granted 50,000 options to the officer and 180,000 options to the shareholder, each at an exercise price of $1.20 per share. Because no trading market for the common stock was yet established, the option exercise price of $1.20 per share was determined by the Board based on the most recent offering price of $2.00 per share less a 40% discount. The discount was determined to be appropriate as stock issued when these options are exercised may be restricted.

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

NOTE 6--  COMMITMENTS AND CONTINGENCIES

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

STATUTORY RIGHTS OF THE NATIONAL INSTITUTES OF HEALTH ("NIH")

The Patent & Trademark Act (Public Law 96-517), also known as the Bayh-Dole Act created a uniform patent policy among Federal agencies that fund research. Bayh-Dole enables small businesses and non-profit organizations, including universities, to retain title to materials and products they invent with Federal funding. In return, the U.S. government retains a nonexclusive right to make or use the invention for government purposes. Dr. Tabibzadeh's research was funded in part with grants from the National Institutes of Health. If the U.S. government decided to make or use Dr. Tabibzadeh's invention for government purposes, then it would not be obligated to pay license fees or royalties. In addition, the U.S. government is protected from lawsuits and infringement claims.

FOREIGN PATENT PROTECTION

The U.S. patent covering the Ebaf Assay does not extend to foreign countries and the Company does not presently have any foreign patent protection for its product.

LEASES

The Company's executive office is leased from a third party under the terms of a lease agreement that expires March 31, 2002. The office is shared with other companies controlled by the officers and directors of the Company. During 1999 and 1998, the Company recorded $9,600 and $11,531, respectively, for rent expense. The minimum annual lease payments pursuant to the lease agreement and the Company's estimated share are scheduled as follows:

        For the Periods Ended     Minimum Annual Lease   Company's Estimated
                  December 31                 Payments                 Share

        ---------------------     --------------------   -------------------
                2000                          $44,594                $9,600
                2001                           45,587                 9,600
                2002                           11,462                 2,292


NOTE 7--  COMMON STOCK AND PAID IN CAPITAL

During the year ended December 31, 1998, the following common stock transactions occurred:

o Under the terms of an offering dated April 1, 1998, the Company sold 5,000,000 shares of its common stock to the founders at par value for $5,000 cash.

o On July 8, 1998, the Company issued 1,000,000 shares of its common stock in connection with the Gentest merger.

o On May 18, 1998, Lexon commenced its Rule 504 private offering at $2.00 per share. This price was determined by the Board of Directors. There were 125,205 shares of common stock sold to third-party investors for $250,410 in cash. The $2.00 offering was terminated on July 31, 1998, when Lexon's 15c211 application was filed with the NASD. The Company's common stock began trading on November 4, 1998 at $2.50 per share. On November 6, 1998, Lexon commenced a Rule 504 private offering at $3.00 per share, which price was greater than the closing price of the Company's common stock on November 6, 1998 (the date of the offering memorandum). There were 39,416 shares of common stock sold to third-party investors for $118,248 in cash. The Company incurred expenses of $48,287 in connection with the offerings. On January 18, 1999, the Company terminated the $3.00 offering and commenced an offering at $1.50 per share, which was equal to the closing price of the Company's common stock on January 19, 1999. Although there were no obligations to do so, the Board determined that the investors who paid cash in the $2.00 and $3.00 private offerings should be treated as if they had purchased their shares at $1.50 per share. Accordingly, the Company issued an additional 81,151 shares to those investors (41,735 shares to the $2.00 investors and 39,416 shares to the $3.00 investors). The issuance of the additional shares was treated as a capital transaction, with no effect on stockholders' equity.

o During 1998, the Company issued 33,541 shares of its Common Stock at $2.00 per share for services rendered in connection with the Offering. The $2.00 per share value was determined by the Board of Directors based on the most recent offering price of $2.00 per share.

During the year ended December 31, 1999, the following common stock transactions occurred:

o The Company sold 385,700 shares of common stock to third party investors for $557,550 in cash.

o The Company issued a total of 89,500 shares of common stock for services rendered by outside consultants. The shares were valued based on the closing price of the Company's common stock on the date the services were rendered or agreements were signed. Of the shares issued, 80,000 were issued at $2.50 per share to a consultant to develop and market an Internet web site and to prepare and distribute via e-mail a detailed profile report on the Company. An additional 7,500 shares were issued at $2.34 per share to a public relations specialist in connection with the Company's colon cancer awareness activities. The remaining 2,000 shares were issued at $4.875 per share for legal services. The Company recorded $200,000, $17,550 and $4,125, respectively, as G&A expense.

o The Company issued 55,000 shares of common stock to an employee who exercised stock options at $1.5625 per share. The Company received $85,938 in cash. The exercise price was equal to the closing price of the Company's common stock on the date the options were granted.

Lexon is authorized to issue 45,000,000 Shares of Common Stock, par value $0.001 per share, of which 6,809,513 shares were outstanding as of December 31, 1999. Lexon is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding. There is no present intent to issue any Preferred Stock.

VOTING RIGHTS

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

DIVIDEND RIGHTS

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

LIQUIDATION RIGHTS

Upon any liquidation, dissolution or winding up of Lexon, holders of shares of Common Stock are entitled to receive pro rata all of the assets of Lexon available for distribution to shareholders after liabilities are paid and distributions are made to the holders of Lexon's Preferred Stock.

PREEMPTIVE RIGHTS

Holders of Common Stock do not have any preemptive rights to subscribe for or to purchase any stock, obligations or other securities of Lexon.

NOTE 8--  STOCK OPTIONS

On August 15, 1998, the Board of Directors and shareholders approved the adoption of the Lexon Option Plan, pursuant to which 3,000,000 shares of Common Stock were reserved. Stock options granted under the Plan expire ten years from the date of grant.

On October 15, 1998, the Board granted 300,000 options to a consultant at an exercise price of $1.20 per share. In exchange for the options, the consultant will provide the Company financial and investment consulting services for a one-year period beginning October 29, 1998. Compensation cost was based on an estimated fair value of $1.98 per share, which was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $1.20 per share; stock price of $2.00 per share; risk-free interest rate of 6.0%; expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 151%. During 1998 the Company recorded $593,910 as a prepaid consulting expense and an increase to paid in capital. The Company is amortizing the prepaid expense over a 12-month period, which is the life of the agreement. Amortization expense included in general and administrative expense was $494,925 in 1999 and $98,985 in 1998.

During 1998, the Company entered into an agreement with an investor relations firm whereby the Board granted options to purchase up to 1,000,000 shares of common stock over a two-year period. Amounts and exercise prices are as follows:

                                                   Number of   Exercise Price
           Vesting Period                            Options        Per Share

  ---------------------------------           ---------------- ----------------
  January 1, 1999 to March 31, 1999                   45,000            $1.20
  April 1, 1999 to June 30, 1999                      70,000            $1.50
  July 1, 1999 to September 30, 1999                  95,000            $1.75
  October 1, 1999 to December 31, 1999               120,000            $2.00
  January 1, 2000 to March 31, 2000                  135,000            $2.25
  April 1, 2000 to June 30, 2000                     160,000            $2.50
  July 1, 2000 to September 30, 2000                 175,000            $2.75
  October 1, 2000 to December 31, 2000               200,000            $3.00
                                              ----------------
  Total                                            1,000,000

                                              ----------------

Options are eligible to vest on a quarterly basis, subject to the achievement of certain market conditions surrounding the Company's stock. If the vesting conditions are not met, the options eligible for vesting are forfeited. Compensation cost will be recorded for the options when and if they become vested. Only vested options are exercisable. All vested options are exercisable until October 27, 2008. During the year ended December 31, 1999, 260,000 options at exercise prices ranging from $1.20 to $2.00 per share were forfeited. On June 30, 1999, 70,000 options exercisable at $1.50 per share became vested. To determine compensation cost, the 70,000 vested options were valued at $3.26 per share based on the Black-Scholes option pricing model and the Company recorded $228,200 as G&A expense. The following assumptions for the Black-Scholes option pricing model were used: exercise price of $1.50 per share, market price on vesting date of $3.375, risk- free interest rate of 5.87%, expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 117%.

On March 4, 1999, the Board granted 250,000 options to purchase common stock at an exercise price of $1.5625 per share to Dr. Tabibzadeh, inventor of the Ebaf Assay screening process. The exercise price was equal to the closing price of the common stock on the date of grant. The options were valued at $1.49 per share based on the Black-Scholes option-pricing model and the Company recorded $372,500 as R&D expense. The following assumptions for the Black-Scholes option pricing model were used: exercise price of $1.5625, market price of $1.5265, risk- free interest rate of 5.87%, expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 117%.

On March 4, 1999, the Board granted 1,692,500 options to purchase common stock at an exercise price of $1.5625 per share to certain officers, directors and employees of the Company. The exercise price was equal to the closing price of the Company's common stock on the date of grant. No compensation cost was recorded. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") provides an alternative method of determining compensation cost for employee stock options, which alternative method may be adopted at the option of the Company. Had compensation cost for the 1,692,500 options granted to employees on March 4, 1999 been determined consistent with SFAS 123, the Company's net loss and EPS would have been reduced to the following pro forma amounts:

         Net loss:

                  As reported              $(2,402,638)
                  Pro forma                 (3,966,169)

         Basic and diluted EPS:

                  As reported              $     (0.36)
                  Pro forma                      (0.59)

A summary of the status of the Company's stock options at December 31, 1999, and changes during the period then ended is presented below:

                                                      December 31, 1999

                                             -----------------------------------

                                                               Weighted Average
                                                Shares           Exercise Price
                                             -------------    ------------------

 EMPLOYEES

 Outstanding, beginning of period                 50,000               $1.20
 Granted                                       1,692,500             $1.5625
 Exercised                                       (55,000)            $1.5625
 Forfeited                                          ---                 ---
                                             -------------    ------------------

 Outstanding, December 31, 1999                1,687,500             $1.5518
                                             -------------    ------------------

 Exercisable, December 31, 1999                1,687,500             $1.5518
                                             -------------    ------------------


 Weighted average fair value
 of options granted                                $1.49
                                             -------------


                                                      December 31, 1999

                                             -----------------------------------

                                                Shares         Weighted Average
                                                                 Exercise Price
                                             -------------    ------------------

 NON-EMPLOYEES

 Outstanding, beginning of period              1,530,000                $1.95
 Granted or Vested                               250,000              $1.5625
 Exercised                                          ---                  ---
 Forfeited                                      (260,000)               $1.77
                                             -------------    ------------------

 Outstanding, December 31, 1999                1,520,000             $1.9152

 Exercisable, December 31, 1999                  850,000             $1.3313
                                             -------------    ------------------


 Weighted average fair value
 of options granted                                $1.49
                                             -------------

The following table summarizes information about fixed stock options outstanding at December 31, 1999:





                                           Options Outstanding                  Options Exercisable

                                ------------------------------------------ ------------------------------
                                                    Weighted
                                                     Average     Weighted
                                       Number      Remaining      Average         Number         Weighted
         Range of exercise        Outstanding    Contractual     Exercise    Exercisable          Average
         prices                   at 12/31/99           Life        Price    at 12/31/99   Exercise Price

         ---------------------- -------------- -------------- ------------ -------------- ---------------

         EMPLOYEES

         $1.20-$1.5625             1,687,500      9.67 years     $1.5518      1,687,500         $1.5518

         NON-EMPLOYEES

         $1.20-$1.5625             1,520,000      9.37 years     $1.9152        850,000         $1.3313



NOTE 9--  INCOME TAXES

The components of deferred income tax are as follows:


                              Inception (December    Year ended      Year ended
                              16, 1997) to         December 31,    December 31,
                              December 31, 1999            1999            1998
                              -------------------  ------------    -------------
Net operating loss                    $ 332,209       $ 271,902        $ 60,225
Stock-based compensation                562,892         374,425         188,467
Valuation allowance                    (895,101)       (646,327)       (248,692)
                              -------------------  ------------    -------------
Net deferred tax asset                $       0       $       0        $      0


From inception to December 31, 1999 the Company had a net operating tax loss of approximately $3,355,841, which expires 2019 and 2020, and temporary differences related to stock-based compensation of $1,452,000. A valuation allowance fully offsets the benefit of the net operating loss, since the Company does not meet the "more probable than not" criteria of FASB 109.

NOTE 10-- EARNINGS PER SHARE

                                                  December 31,    December 31,
                                                         1999            1998
BASIC AND DILUTED EPS COMPUTATION:                ------------    ------------


Net loss applicable to common stockholders        $(2,402,638)     $ (951,447)
                                                  ------------    ------------
Weighted average shares outstanding                 6,698,089       4,253,702
                                                  ------------    ------------
Basic and Diluted EPS                             $     (0.36)     $    (0.22)
                                                  ------------    ------------

For the years ended December 31, 1999 and 1998, all options were excluded from the EPS calculation, as their effect was anti-dilutive.

NOTE 11-- SUBSEQUENT EVENTS

         On January 29, 2000, Lexon purchased 100% of the common stock of Cancer Diagnostic, Inc. ("CDI"), a Florida corporation, according to the terms of a Stock Purchase Agreement. CDI owns the exclusive worldwide license to the Telomerase Assay, a patent-pending blood test for lung cancer being developed at the University of Maryland, Baltimore ("UMB"). CDI is party to a two-year sponsored research agreement to fund the development and commercialization of the Telomerase Assay for the ELISA format at the University of Maryland, Baltimore.

         Lexon purchased all of the outstanding common stock of CDI from CDI's sole shareholder UTEK Corporation ("UTEK") for a total of $200,000. Lexon paid $50,000 in cash and gave UTEK a secured promissory note for $150,000. The secured promissory note bears interest at 10% per year and is payable in three monthly installments of $50,000 each, due on April 30, May 31 and June 30, 2000. The interest rate will increase to 12% per year on any unpaid principal balance after June 30, 2000. To secure the promissory note, Lexon pledged all of the shares of common stock of CDI pursuant to a Pledge and Security Agreement. The shares were place in escrow and will be released upon payment in full of Lexon's obligation to UTEK.

         UTEK, a Florida corporation, is a technology merchant that specializes in the transfer of technology from universities and government research facilities to the private sector. UTEK has relationships with major universities and government research facilities in the U.S. and in Europe. UTEK owns approximately 1,000,000 shares (or about 14.7% of the outstanding shares) of Lexon Common Stock.

         By reason of the stock purchase, CDI became a wholly-owned subsidiary of Lexon. CDI still owns the exclusive worldwide license to the Telomerase Assay. Under the terms of the sponsored research agreement, CDI must pay $124,537 to UMB on or before January 1, 2001. CDI is also obligated under the terms of the license agreement to pay a royalty of 4% of Net Sales of products sold by Lexon. The license agreement provides for minimum annual royalties for the life of the agreement, which coincides with the life of the last to expire patent covering the licensed technology. The minimum annual royalties range from $2,500 per year beginning in 2002 to a maximum of $4,000 per year beginning in 2006 and continuing each year thereafter for the life of the Agreement. In addition, the Agreement provides for royalties of 2% of Net Sales of products sold by sublicensees and 50% of all consideration received by CDI for up-front, milestone or other payments from sublicensees.

         The Agreement and Plan of Merger dated August 5, 1999 between Lexon and CDI was cancelled by agreement of the parties. The consulting agreement dated August 4, 1999 between Lexon and UTEK in which Lexon agreed to pay UTEK $132,000 was also cancelled by agreement of the parties.

NOTE 12-- UNCERTAINTIES

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not established sources of revenues sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $2,402,638 in 1999. Management intends to provide the necessary development and operating capital through sales of its common stock and increasing revenues by gaining FDA approval for the Ebaf Assay test kit and marketing the test kit to laboratories, research institutions, hospitals, clinics, doctors and other medical professionals throughout the world. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and gain FDA approval. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 13-- RELATED PARTY TRANSACTIONS

         On August 4, 1999, the Company executed a consulting agreement with UTEK Corporation, a Florida corporation and the sole shareholder of CDI, which was purchased by Lexon subsequent to the year end (see Note 11). Lexon is required to pay UTEK $132,000, either in cash or in stock in consideration for technology merchant consulting services including identification, evaluation and recommendation of potential technology acquisitions that are synergistic with the Company's existing cancer diagnostic testing technologies. The first payment of $44,000 is due on or before April 1, 2000 with remaining payments of $44,000 each being due on or before September 1 and December 1, 2000. Subsequent to year end this agreement was canceled by mutual consent of the parties.

         On August 4, 1999, the Company borrowed $100,000 from a related party. The agreement requires that payment be received by December 31, 2000 and bears an interest rate of 10%. Subsequent to year end the note and all accrued interest related to it were paid in full.