Form 10QSB
period 2000-03-31
LEXON INC/OK
filed 2000-05-22
CIK 1062679

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

         TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the Transition Period from ___________ to____________

                         COMMISSION FILE NUMBER 0-26915

                                   LEXON, INC.
                 (Name of Small Business Issuer in its charter)

               OKLAHOMA                                73-1533326

--------------------------------------- ----------------------------------------
   (State or other jurisdiction of               (IRS Employer I.D. No.)
    incorporation or organization)

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

YES  X            No   __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 7,252,735 shares of Common Stock, $0.001 par value, outstanding as of March 31, 2000.

                          PART I FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

     Balance Sheet at March 31, 2000 (Unaudited) and December 31, 1999............................    3

     Statement of Operations for the period from inception (December 16, 1997) to March 31, 2000
     and for the three months ended March 31, 2000 and 1999 (Unaudited)...........................    4

     Statement of Cash Flows for the period from inception (December 16, 1997) to March 31, 2000
     (Unaudited) and for the three months ended March 31, 2000 and 1999 (Unaudited)...............    5

     Notes to Financial Statements (Unaudited)....................................................    6




                                   LEXON, INC.

                          (A Development Stage Company)

                                  BALANCE SHEETS

                March 31, 2000 (Unaudited) and December 31, 1999


                                                        March 31, 2000    December 31, 1999
                             ASSETS                       (Unaudited)
                                                        --------------    -----------------
Current assets
Cash                                                           $89,656              $10,041
Due from related parties                                         8,464                9,703
Prepaid consulting expenses                                     17,031                4,062
                                                        --------------    -----------------
      Total current assets                                     115,151               23,806
                                                        --------------    -----------------
Other assets
Licensed technology, net                                       218,254              146,794
Sponsored research, net                                        257,182               77,813
                                                        --------------    -----------------
      Total other assets                                       475,436              224,607
                                                        --------------    -----------------
TOTAL ASSETS                                                  $590,587             $248,413
                                                        ==============    =================
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                       $49,783              $37,214
Interest payable                                                 1,310                4,900
Payable to North Shore University                               27,054               54,108
Payable to University of Maryland                              124,537                    -
Related party payables                                         218,250              251,627
                                                        --------------    -----------------
   Total current liabilities                                   420,934              347,849
                                                        --------------    -----------------
Shareholders' equity
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;  no shares
   issued and outstanding at March 31, 2000 and
   December 31, 1999, respectively                                   -                    -
Common stock, $0.001 par value,
   45,000,000 shares authorized;
   7,252,735 shares and 6,809,513 shares
   issued and outstanding at March 31, 2000 and
   December 31, 1999, respectively                               7,253                6,810
Paid in capital                                              3,827,428            3,249,558
Deficit accumulated during the development stage            (3,665,028)          (3,355,804)
                                                        --------------    -----------------
                                                               169,653              (99,436)
                                                        --------------    -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $590,587             $248,413
                                                        ==============    =================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS



                                   LEXON, INC.

                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                   For the period from inception (December 16,
                    1997) to March 31, 2000 and for the three
                      months ended March 31, 2000 and 1999
                                  (Unaudited)


                                               From inception
                                                (December 16,      Three Months      Three Months
                                                 1997)through             Ended             Ended
                                               March 31, 2000    March 31, 2000    March 31, 1999
                                               --------------    --------------    --------------
Revenue                                                   $ -               $ -               $ -

Expenses
Research and development                              884,159            76,504           413,774
General and administrative                          2,528,613           361,866           432,080
                                               --------------    --------------    --------------
   Total operating expenses                         3,412,772           438,370           845,854
                                               --------------    --------------    --------------

Operating loss                                     (3,412,772)         (438,370)         (845,854)

Interest expense                                      384,256             2,854             3,418
                                               --------------    --------------    --------------
Net loss                                         $ (3,797,028)       $ (441,224)       $ (849,272)

Weighted average shares outstanding                 5,627,400         6,853,098         6,366,974
                                               --------------    --------------    --------------
Loss per share                                        $ (0.67)          $ (0.06)          $ (0.13)
                                               --------------    --------------    --------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS



                                   LEXON, INC.

                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                   For the period from inception (December 16,
                    1997) to March 31, 2000 and for the three
                      months ended March 31, 2000 and 1999
                                   (Unaudited)


                                                                        From inception
                                                                         (December 16,     Three Months    Three Months
                                                                         1997) through            Ended           Ended
                                                                        March 31, 2000   March 31, 2000  March 31, 1999
                                                                        --------------   --------------  --------------
Operating activities
Net loss                                                                  $ (3,797,028)      $ (441,224)     $ (849,272)
Plus non-cash charges to earnings:
   Amortization of license and sponsored research agreements                   321,353           73,708          41,274
   Value of common stock options granted to non-employees for services       1,299,219                -         372,500
   Amortization of Stock Options Issued to Non-employee Lenders                356,346                -               -
   Value of services contributed by employees                                  566,479           65,000          70,000
   Value of stock issued for services                                          500,738          279,063         284,000
   Future Obligation for research and consulting expenses                      213,162                -               -
Change in working capital accounts:
   Increase in prepaid expenses                                                (17,031)         (12,968)              -
   Increase in other receivables                                                (8,464)           1,239         (16,240)
   Increase in accounts payable and accrued liabilities                         49,782           12,568          (5,251)
   Increase (decrease) in interest payable                                         (67)          (4,967)        (16,739)
Decrease in obligation to North Shore                                          (54,108)         (27,054)
                                                                        --------------   --------------  --------------
      Total operating activities                                              (569,619)         (54,635)       (119,728)
                                                                        --------------   --------------  --------------
Financing activities
Loans from related parties                                                     399,627           50,000               -
Repayment of loans from related parties                                       (330,000)        (100,000)       (230,000)
Sale of common stock for cash:
   To founders                                                                   5,000                -
   To third-party investors                                                    926,208                -         473,550
   Less:  issue costs                                                         (140,498)               -         (72,211)
   To employees upon exercise of employee stock options                        320,188          234,250               -
                                                                        --------------   --------------  --------------
      Total financing activities                                             1,180,525          184,250         171,339
                                                                        --------------   --------------  --------------
Investing activities
Purchase of property and equipment                                                   -                -          (9,014)
Purchase of Cancer Diagnostics Inc.                                            (50,000)         (50,000)
Purchase of exclusive licenses                                                (160,000)               -               -
Payment of sponsored research contract                                        (311,250)               -               -
                                                                        --------------   --------------  --------------
      Total investing activities                                              (521,250)         (50,000)         (9,014)
                                                                        --------------   --------------  --------------
Change in cash                                                                  89,656           79,615          42,597
Cash at beginning of period                                                          -           10,041          31,164
                                                                        --------------   --------------  --------------
Cash at end of period                                                         $ 89,656         $ 89,656        $ 73,761
                                                                        ==============   ==============  ==============
Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period                                -            1,544           3,418
                                                                        --------------   --------------  --------------
Non-cash financing and investing activities:
   Common stock issued in Gentest Merger                                         1,000                -               -
                                                                        --------------   --------------  --------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                   LEXON, INC.

                          (A Development Stage Company)

                               NOTES TO FINANCIAL
                    STATEMENTS For the period from inception
                  (December 16, 1997) to March 31, 2000 and for
                 the three months ended March 31, 2000 and 1999
                                   (Unaudited)

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ORGANIZATION AND NATURE OF OPERATIONS

Lexon, Inc. ("Lexon" or "the Company") is a development stage corporation that acquires, develops, and markets emerging medical technologies. Lexon owns the exclusive worldwide license to develop, manufacture, obtain FDA approval for, and market a cancer screening test kit for detecting the ebaf protein, which allows for early, non-invasive screening for colon cancer and certain types of ovarian and testicular cancers. The Company also owns, through CDI, the exclusive worldwide license to the Telomerase Assay, a blood screening test for lung cancer.

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

COMPENSATION OF OFFICERS AND EMPLOYEES

The Company's sole officer and director and its other employees serve without pay or other non-equity compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the three months ended March 31, 2000 and 1999 and for the period from inception (December 16, 1997) to March 31, 2000 the Company recorded $65,000, $70,000, and $556,479, respectively, as a capital contribution by its sole officer and director and its other employees.

FAIR MARKET VALUE OF STOCK OPTIONS AND STOCK ISSUED FOR SERVICES

The fair market value of stock options granted or stock issued as payment for services is equal to the closing price of the Company's common stock on the date options are granted or on the date agreements for services are signed. On November 4, 1998, the Company's common stock began trading on the OTC Bulletin Board under the symbol "LXXN". Prior to trading, the Board of Directors determined the fair market value of stock options granted or stock issued as payment for services.

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

RESEARCH AND DEVELOPMENT ("R&D") COSTS

The Company is amortizing the $311,250 paid pursuant to the Sponsored Research Agreement for the Ebaf assay over two years, which is the life of the service agreement. The $249,458 to be paid pursuant to the Sponsored Research Agreement for the Telomerase assay acquired through the purchase of Cancer Diagnostics, Inc. is being amortized over two years, which is the life of the service agreement (See Note 5). Any other costs relating to the development of the Ebaf and Telomerase Assays are expensed as incurred. Compensation cost associated with stock options granted to Dr. Tabibzadeh, the inventor of the Ebaf Assay, is recorded by the Company as R&D expense.

NEW ACCOUNTING STANDARDS

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1998. The Company has no comprehensive income items during 2000 or 1999. Therefore, net loss equals comprehensive income. The Company operates in only one business segment. The Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" during 2001. Currently, the Company does not engage in hedging activities or transactions involving derivatives.

NOTE 2--GENTEST MERGER

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

The Gentest assets acquired and liabilities assumed are summarized as follows:

                License Agreements                              $161,000
                Sponsored Research Agreement                     311,250
                                                             -----------

                Total Cost of Assets Acquired                   $472,250
                Obligations Assumed                            $(471,250)
                                                             -----------
                Purchase Cost                                     $1,000
                                                             ===========

NOTE 3--EXCLUSIVE LICENSE--EBAF ASSAY

On July 8, 1998, the Company paid $100,000 to the University of South Florida Research Foundation ("USFRF") and $5,000 to North Shore University Hospital
Research Foundation ("North Shore") for the exclusive worldwide license to develop and market the cancer screening test kits. In addition, the Company paid $55,000 to UTEK for services rendered in connection with securing the license agreements. The exclusive license is being amortized over 17 years using the straight-line method. At March 31, 2000, the amount of accumulated amortization related to the Exclusive License was $16,574.

NOTE 4--SPONSORED RESEARCH CONTRACT--EBAF ASSAY

On July 8, 1998, the Company paid $311,250 to North Shore under the terms of a Sponsored Research Agreement to develop the cancer screening test kits. The contract specifies a 24-month development period with costs not to exceed $311,250. The Sponsored Research Agreement is amortized over 2 years using the straight-line method, with amortization costs recorded as R&D expenses. At March 31, 2000, the amount of accumulated amortization related to the Sponsored Research Agreement was $272,344.

NOTE 5--PURCHASE OF CANCER DIAGNOSTICS, INC.

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

         Lexon purchased all of the outstanding common stock of CDI from CDI's sole shareholder UTEK Corporation ("UTEK") for a total of $200,000. Lexon paid $50,000 in cash and gave UTEK a secured promissory note for $150,000. The secured promissory note bears interest at 10% per year and is payable in three monthly installments of $50,000 each, due on April 30, May 31 and June 30, 2000. As of May 15, 2000, the Company was current in its obligation to UTEK. The interest rate will increase to 12% per year on any unpaid principal balance after June 30, 2000. To secure the promissory note, Lexon pledged all of the shares of common stock of CDI pursuant to a Pledge and Security Agreement. The shares were placed in escrow and will be released upon payment in full of Lexon's obligation to UTEK.

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

NOTE 6--EXCLUSIVE LICENSE--TELOMERASE ASSAY

Lexon owns the exclusive worldwide license to the Telomerase Assay through its wholly-owned subsidiary CDI. In exchange for the license, CDI agreed to pay UMB a royalty of 4% of Net Sales of products sold using the Telomerase Assay technology. The exclusive license is being amortized over 15 years using the straigh-line method. At March 31, 2000, the amount of accumulated amortization related to the exclusive license was $1,251.

NOTE 7--SPONSORED RESEARCH CONTRACT--TELOMERASE ASSAY

On August 27, 1999, CDI agreed to pay University of Maryland, Baltimore $249,458 to fund the development of the Telomerase Assay for the ELISA format over a two year period beginning January 4, 2000 and ending January 3, 2002. CDI paid $124,921 upon signing the sponsored research agreement. The balance of $124,537 is due on or before January 1, 2001. The Sponsored Research Agreement is being amortized over 2 years using the straight-line method, with amortization costs recorded as R&D expenses. At March 31, 2000, of accumulated amortization related to the Sponsored Research Agreement was $31,182.

NOTE 8--NOTES PAYABLE

During 1998, the Company borrowed $50,000 from an officer and $180,000 from a shareholder. The Company executed notes payable which were due December 31, 1998 at an interest rate of 12% per year, which increased to 14% per year after the due date. The notes payable and accrued interest were paid in full during 1999. On October 15, 1998, in connection with these notes, the Board granted 50,000 options to the officer and 180,000 options to the shareholder, each at an exercise price of $1.20 per share. Details about compensation cost related to the granting of the options can be found in Note 11 to these financial statements.

During 1999, the Company borrowed $100,000 and $18,250 from shareholders. The Company executed notes payable, which are due December 31, 2000 at an interest rate of 10% per year. As of March 31, 2000, the $100,000 note and accrued interest was paid in full.

During the first quarter of 2000, the Company borrowed $50,000 from a shareholder. The Company executed a note payable, which is due December 31, 2000 at an interest rate of 10% per year. As of March 31, 2000, the balance of the note was $50,000.

NOTE 9--COMMITMENTS AND CONTINGENCIES

FUTURE ROYALTY OBLIGATIONS UNDER EXCLUSIVE LICENSE AGREEMENT--EBAF ASSAY

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

FUTURE ROYALTY OBLIGATIONS UNDER EXCLUSIVE LICENSE AGREEMENT--TELOMERASE ASSAY

In exchange for the exclusive license agreement, CDI agreed to pay UMB a royalty of 4% of Net Sales of products sold using the Telomerase Assay technology. The license agreement provides for minimum annual royalties for the life of the license agreement, which coincides with the life of the last to expire patent covering the licensed technology. The minimum annual royalties range from $2,500 per year beginning in 2002 to a maximum of $4,000 per year beginning in 2006 and continuing each year thereafter for the life of the license agreement. In addition, the license agreement provides for royalties of 2% of Net Sales of products sold by sublicensees of CDI and 50% of all consideration received by CDI for up-front, milestone or other payments from sublicensees.

FUTURE OBLIGATIONS TO NORTH SHORE UNIVERSITY

On March 8, 1999, the Company agreed to fund an additional $81,162 to North Shore in six equal installments of $13,257 each, payable on or before October 1, 1999, December 1, 1999, February 1, 2000, April 1, 2000, June 1, 2000 and August 1, 2000. As of May 15, 2000, the Company is current in its obligation for additional funding to North Shore.

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

NOTE 10--COMMON STOCK AND PAID IN CAPITAL

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

During the three months ended March 31, 2000, the following common stock transactions occurred:

o The Company issued 150,000 shares of common stock pursuant to the exercise of employee stock options, for which the Company received $234,250 in cash. The employees exercised their options at $1.5625 per share. The exercise price was equal to the closing price of the Company's common stock on the date the options were granted.

o The Company issued a total of 293,222 shares of common stock for services rendered by outside consultants. The shares were valued based on the closing price of the Company's common stock on the date the services were rendered or agreements were signed. Of the shares issued, 190,000 were issued at $.9375 per share to consultants for services rendered in connection with accounting and legal services; 65,000 shares were issued at $.9375 per share for general business consulting services; and 22,222 shares were issued at $1.125 per share to a consultant to develop and maintain an Internet web site for the Company. In connection with the issuance of stock for services, the Company recorded $481,157, $281,157 and $12,000, respectively, as G&A expense for the period from inception (December 16, 1997) through March 31, 2000, and for the three months ended March 31, 2000 and 1999.

Lexon is authorized to issue 45,000,000 Shares of Common Stock, par value $0.001 per share, of which 7,252,735 shares were outstanding as of March 31, 2000. Lexon is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding. There is no present intent to issue any Preferred Stock.

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

NOTE 11--STOCK OPTIONS

EMPLOYEE STOCK OPTIONS

On August 15, 1998, the Board of Directors and shareholders approved the adoption of the Lexon Option Plan, pursuant to which 3,000,000 shares of Common Stock were reserved. Stock options granted under the Plan expire ten years from the date of grant.

On October 15, 1998, the Board granted 50,000 options to an officer at an exercise price of $1.20 per share in connection with a loan made by the officer to the Company. The Company recorded no compensation cost for the options granted to the officer.

On March 4, 1999, the Board granted 1,692,500 options to purchase common stock at an exercise price of $1.5625 per share to employees of the Company. The exercise price was equal to the closing price of the Company's common stock on the date of grant. No compensation cost was recorded.

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") provides an alternative method of determining compensation cost for employee stock options, which alternative method may be adopted at the option of the Company. Had compensation cost for the 1,692,500 options granted to employees on March 4, 1999 been determined consistent with SFAS 123, the Company's net loss for the quarter ended March 31, 2000 would have been increased and EPS would have been reduced to the following pro forma amounts:

                                            From Inception     March 31, 2000     March 31, 1999
                                            --------------     --------------     --------------
        Net loss:

                 As reported                 $ (3,797,028)      $ (   441,244)    $ (   849,272)
                 Pro forma                     (5,360,560)         (2,004,756)      ( 2,412,804)

        Basic and diluted EPS:

                 As reported                 $      (0.67)      $       (0.06)    $       (0.13)
                 Pro forma                          (0.95)              (0.29)            (0.38)



NON-EMPLOYEE OPTIONS

On October 15, 1998, the Board granted 300,000 options to a consultant at an exercise price of $1.20 per share. In exchange for the options, the consultant provided financial and investment consulting services for a one-year period. Compensation cost was based on an estimated fair value of $1.98 per share, which was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $1.20 per share; stock price of $2.00 per share; risk-free interest rate of 6.0%; expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 151%. During 1998 the Company recorded $593,910 as a prepaid consulting expense and an increase to paid in capital. The Company amortized the prepaid expense over a 12-month period, which was the life of the agreement. Amortization expense included in general and administrative expense was $494,925 in 1999 and $98,985 in 1998.

On October 15, 1998, the Board granted 50,000 options at an exercise price of $1.20 per share to the inventor of the ebaf screening process. Compensation cost was based on an estimated fair value of $1.98 per share, which was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $1.20 per share; stock price of $2.00 per share; risk-free interest rate of 6.0%; expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 151%. The Company recorded the compensation cost of $98,985 as R&D expense on the date the options were granted.

On October 15, 1998, the Board granted 180,000 options to a shareholder at an exercise price of $1.20 per share in connection with a loan made by the shareholder to the Company. Compensation cost was based on an estimated fair value of $1.98 per share, which was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $1.20 per share, stock price of $2.00 per share, risk-free interest rate of 6.0%, expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 151%. The Company recorded compensation cost of $356,346 as interest expense on the date the options were granted.

On November 1, 1998, the Company entered into an agreement with an investor relations firm whereby the Board granted the firm options to purchase up to 1,000,000 shares of common stock over a two-year period. Amounts and exercise prices are as follows:

                                                    Number of   Exercise Price

                Vesting Period                        Options        Per Share

   ------------------------------------------ ---------------- ----------------
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
                                              ----------------

The options are eligible to vest on a quarterly basis, subject to the achievement of certain market conditions surrounding the Company's stock. If the vesting conditions are not met, the options eligible for vesting are forfeited. Compensation cost will be recorded for the options when and if they become vested. Only vested options are exercisable. All vested options are exercisable until October 27, 2008. On June 30, 1999, 70,000 options exercisable at $1.50 per share became vested. To determine compensation cost, the 70,000 vested options were valued at $3.26 per share based on the Black-Scholes option pricing model and the Company recorded $228,200 as G&A expense. The following assumptions for the Black-Scholes option pricing model were used: exercise price of $1.50 per share, market price on vesting date of $3.375, risk- free interest rate of 5.87%, expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 117%. During the year ended December 31, 1999, 260,000 options at exercise prices ranging from $1.20 to $2.00 per share were forfeited and during the three months ended March 31, 2000, 135,000 options at an exercise price of $2.25 per share were forfeited.

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

A summary of the status of the Company's stock options at March 31, 2000, and changes during the three months then ended is presented below:

                                                             March 31, 2000

                                                       -------------------------

                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                           Shares          Price
                                                       -----------   -----------
   EMPLOYEES

   Outstanding, beginning of period                     1,687,500        $1.5518
   Granted                                                    ---        $1.5518
   Exercised                                            (150,000)        $1.5518
   Forfeited                                                  ---            ---
                                                       -----------   -----------
   Outstanding, March 31, 2000                         1,537,500         $1.5518
                                                       -----------   -----------
   Exercisable, March 31, 2000                         1,537,500         $1.5518
                                                                     -----------
                                                       -----------
   Weighted average fair value of options granted          $1.49
                                                       -----------

                                                            March 31, 2000

                                                       -------------------------

                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                           Shares          Price
                                                       -----------   -----------
   NON-EMPLOYEES

   Outstanding, beginning of period                    1,520,000           $1.89
   Granted or Vested                                         ---             ---
   Exercised                                                 ---             ---
   Forfeited                                            (395,000)          $1.93
                                                       -----------   -----------
   Outstanding, March 31, 2000                         1,520,000         $1.9152
   Exercisable, March 31, 2000                         1,125,000         $1.3313
                                                                     -----------
                                                       -----------
   Weighted average fair value of options granted          $1.49
                                                       -----------

The following table summarizes information about fixed stock options outstanding at March 31, 2000:

                                           Options Outstanding                  Options Exercisable

                                ------------------------------------------ ------------------------------
                                                    Weighted
                                                     Average     Weighted                   Weighted
                                       Number      Remaining      Average         Number     Average
         Range of exercise        Outstanding    Contractual     Exercise    Exercisable    Exercise
         prices                   at 03/31/00           Life        Price    at 03/31/00       Price
         ---------------------- -------------- -------------- ------------ -------------- -----------

         EMPLOYEES:

         $1.20-$1.5625             1,687,500      9.67 years     $1.5518      1,687,500      $1.5518

         NON-EMPLOYEES:

         $1.20-$1.5625             1,520,000      9.41 years     $1.9152      1,125,000      $1.3313


NOTE 12--INCOME TAXES

The components of deferred income tax are as follows:

                                 Inception
                                 (December
                                 16, 1997)
                                  to March        Three Months      Three Months
                                  31, 2000               Ended             Ended
                                                March 31, 2000    March 31, 2000
                                -----------     --------------    --------------

  Net operating loss             $ 368,644         $ (341,390)        $ (20,075)
  Stock-based compensation         562,892            374,425           188,467
  Valuation allowance             (931,536)          ( 33,035)         (168,392)
                                -----------     --------------    --------------

  Net deferred tax asset            $    0             $    0              $  0
                                -----------     --------------    --------------


From inception to March 31, 2000 the Company had a net operating tax loss of approximately $3,787,028, which expires 2019 and 2020, and temporary differences related to stock-based compensation of $1,655,565. A valuation allowance fully offsets the benefit of the net operating loss, since the Company does not meet the "more probable than not" criteria of FASB 109.

NOTE 13--EARNINGS PER SHARE

                                                     March 31,    March 31,
                                                          2000         1999
                                                     ---------    ---------
     BASIC AND DILUTED EPS COMPUTATION:


     Net loss applicable to common stockholders     $(441,224)   $(849,272)
                                                     ---------    ---------

     Weighted average shares outstanding             6,853,089    6,366,974
                                                     ---------    ---------

     Basic and Diluted EPS                           $  (0.06)    $  (0.13)
                                                     ---------    ---------

For the three months ended March 31, 2000 and 1999, all options were excluded from the EPS calculation, as their effect was anti-dilutive.

NOTE 14--UNCERTAINTIES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not established sources of revenues sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $3,787,028 for the three months ended March 31, 2000. Management intends to provide the necessary development and operating capital through sales of its common stock and increasing revenues by gaining FDA approval for the Ebaf Assay test kit and marketing the test kit to laboratories, research institutions, hospitals, clinics, doctors and other medical professionals throughout the world. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and gain FDA approval. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 15--RELATED PARTY TRANSACTIONS

On August 4, 1999, the Company entered into a consulting agreement with UTEK Corporation for their services in identifying, evaluating and recommending potential cancer diagnostic testing technologies. UTEK, a technology merchant, owns 1,000,000 shares of common stock of Lexon. The agreement required Lexon to pay UTEK $132,000, either in cash or in stock during the year 2000. No payments were made On January 28, 2000, this agreement was canceled by mutual consent of the parties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements included in this report which are not historical facts are forward looking statements, including the information provided with respect to future business opportunities, expected financing sources and related matters. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management, and words such as "expects", "anticipates", "intends", "believes", "estimates", and similar expressions are intended to identify such forward looking statements. Since this information is based on current expectations that involve risks and uncertainties, actual results could differ materially from those expressed in the forward looking statements. We assume no obligation to update any forward-looking statements or reason why actual results might differ.

     PLAN OF OPERATION OVER THE NEXT TWELVE MONTHS

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

     CASH REQUIREMENTS

     We require substantial additional working capital to finish development of the Ebaf Assay, to begin collecting data, and to commence and complete clinical trials required for FDA approval. We estimate that we will require approximately $5.0 million in additional capital during the year 2000. There is no assurance that the additional capital required will be available to us on acceptable terms when needed, if at all. Any additional capital may involve substantial dilution to the interests of our then existing shareholders.

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

         TELOMERASE ASSAY

         During the next 12 months, Dr. Highsmith and his team will develop a series of monoclonal antibodies to telomerase (estimated time to complete: 8-10 months) and will develop an immunoassay (ELISA format test) to detect telomerase in human blood (estimated time complete: 2-4 months after development of the monoclonal antibodies)

     EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT

     None.

     EXPECTED SIGNIFICANT CHANGES IN NUMBER OF EMPLOYEES.

     None.

                            PART II OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

     None

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5  OTHER INFORMATION

     None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS

     27.0  Financial Data Schedule (for electronic filers only)

     REPORTS ON FORM 8-K

     On February 14, 2000, we filed a report on Form 8-K regarding our purchase of 100% of the common stock of Cancer Diagnostic, Inc. ("CDI") on January 29, 2000. CDI owns the exclusive worldwide license to the Telomerase Assay, a patent-pending blood test for lung cancer being developed at the University of Maryland, Baltimore

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      LEXON, INC.

                                                      /S/ GIFFORD M. MABIE

                                                      President

Date:  May 22, 2000