Form 10QSB
period 2000-06-30
LEXON INC/OK
filed 2000-08-15
CIK 1062679

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

YES  X            No   __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 7,502,735 shares of Common Stock, $0.001 par value, outstanding as of June 30, 2000.

                          PART I FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

     Balance Sheet at June 30, 2000 (Unaudited) and December 31, 1999.............................    3

     Statement of Operations for the period from inception (December 16, 1997) to June 30, 2000 and for the six months ended June 30, 2000 and 1999 (unaudited) and for the three months
     ende June 30, 2000 and 1999 (Unaudited)......................................................    4

     Statement of Cash Flows for the period from inception (December 16, 1997) to June 30, 2000
     (Unaudited) and for the six months ended June 30, 2000 and 1999 (Unaudited)..................    5

     Notes to Financial Statements (Unaudited)....................................................    6




                                   Lexon, Inc.

                          (A Development Stage Company)

                                 Balance Sheets

                       June 30, 2000 and December 31, 1999
                                   (Unaudited)


                                                           June 30, 2000     December 31,
                             ASSETS                          (Unaudited)             1999
                                                           _____________     ____________
Current assets

Cash                                                              $5,799          $10,041
Due from related parties                                           6,532            9,703
Prepaid consulting expenses (Note 10)                          1,001,140            4,062
                                                           _____________     ____________
   Total current assets                                        1,013,471           23,806
                                                           _____________     ____________

Other assets

Licensed technology, net (Note 3)                                214,635          146,794
Sponsored research, net (Notes 4 & 6)                            187,094           77,813
                                                           _____________     ____________
      Total other assets                                         401,729          224,607
                                                           _____________     ____________

TOTAL ASSETS                                                  $1,415,200         $248,413
                                                           _____________     ____________

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

Accounts payable and accrued liabilities                        $ 29,532          $37,214
Interest payable                                                   4,897            4,900
Payable to UTEK  (Note 5)                                        100,000                -
Payable to North Shore University (Note 8)                        27,054           54,108
Payable to University of Maryland (Note 6)                       124,537                -
Related party payables (Note 7)                                  123,627          251,627
                                                           _____________     ____________
   Total current liabilities                                     409,647          347,849
                                                           _____________     ____________

Shareholders' equity

Preferred stock, $0.001 par value,
   5,000,000 shares authorized;  no shares
   issued and outstanding at June 30, 2000 and
   December 31, 1999, respectively                                     -                -
Common stock, $0.001 par value,
   45,000,000 shares authorized;
   7,502,735 shares and 6,809,513 shares
   issued and outstanding at June 30, 2000 and
   December 31, 1999, respectively                                 7,503            6,810
Paid in capital                                                5,997,553        3,249,558
Deficit accumulated during the development stage              (4,999,503)      (3,355,804)
                                                           _____________     ____________
                                                               1,005,553          (99,436)
                                                           _____________     ____________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $1,415,200         $248,413
                                                           _____________     ____________


     The accompanying notes are an integral part of the financial statements




                                   Lexon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
               For the Six Months Ended June 30, 2000 and 1999 and
              For the Three Months Ended June 30, 2000 and 1999 and
       For the Period from Inception (December 16, 1997) to June 30, 2000
                                   (Unaudited)




                                            From inception
                                             (December 16,            Six Months Ended                   Three Months Ended
                                             1997) through     _______________________________     _______________________________
                                             June 30, 2000     June 30, 2000     June 30, 1999     June 30, 2000     June 30, 1999
                                            ______________     _____________     _____________     _____________     _____________

Revenue                                                $ -               $ -               $ -               $ -               $ -

Expenses

Research and development                           962,390           154,735           498,065            78,230            84,291
General and administrative                       3,780,037         1,613,290         1,186,814         1,251,425           754,734
                                            ______________     _____________     _____________     _____________     _____________
   Total operating expenses                      4,742,427         1,768,025         1,684,879         1,329,655           839,025
                                            ______________     _____________     _____________     _____________     _____________

Operating loss                                  (4,472,427)       (1,768,025)       (1,684,879)       (1,329,655)         (839,025)

Interest expense                                   389,076             7,674             3,418             4,820                 -
                                            ______________     _____________     _____________     _____________     _____________

Net loss                                      $ (5,131,503)     $ (1,775,699)     $ (1,688,297)     $ (1,334,475)     $   (839,025)

Weighted average shares outstanding              5,794,774         6,988,134         6,580,914         7,333,291         6,789,680
                                            ______________     _____________     _____________     _____________     _____________

Loss per share (Note 12)                           $ (0.89)          $ (0.25)          $ (0.26)          $ (0.18)          $ (0.12)
                                            ______________     _____________     _____________     _____________     _____________


     The accompanying notes are an integral part of the financial statements






                                   Lexon, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
          From Inception (December 16, 1997) through June 30, 2000 and
                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)



                                                                              From inception
                                                                               (December 16,         Six Months         Six Months
                                                                               1997) through              Ended              Ended
                                                                               June 30, 2000      June 30, 2000      June 30, 1999
                                                                              ______________      _____________      _____________
Operating activities

Net loss                                                                        $ (5,131,503)      $ (1,775,699)      $ (1,688,297)
Plus non-cash charges to earnings:
   Amortization of license and sponsored research agreements                         395,060            147,415            123,822
   Value of common stock options granted to non-employees for services             1,768,829            469,610            600,700
   Amortization of Stock Options Issued to Non-employee Lenders                      356,346                  -                  -
   Value of services contributed by employees                                        711,479            210,000            140,000
   Value of stock issued for services                                              1,054,988            833,313            293,750
   Future Obligation for research and consulting expenses                            213,162                  -                  -
Change in working capital accounts:
  (Increase) in prepaid expenses                                                           -              4,063            288,830
  (Increase) in other receivables                                                     (6,532)             3,171            (10,684)
   Increase in accounts payable and accrued liabilities                               29,531            ( 7,683)            11,978
   Increase (decrease) in interest payable                                             4,897                 (3)           (16,739)
   Decrease in obligation to North Shore                                             (54,108)           (27,054)                 -
                                                                              ______________      _____________      _____________
      Total operating activities                                                  (  657,851)          (142,867)          (256,640)
                                                                              ______________      _____________      _____________

Financing activities

Loans from related parties                                                           453,627            104,000                  -
Repayment of loans from related parties                                             (330,000)          (100,000)          (230,000)
Sale of common stock for cash:
   To founders                                                                         5,000                  -
   To third-party investors                                                        1,160,708            234,500            559,488
   Less:  issue costs                                                               (140,498)                 -            (72,211)
   To employees upon exercise of employee stock options                               86,063                125                  -
                                                                              ______________      _____________      _____________
      Total financing activities                                                   1,234,900            238,625            257,277
                                                                              ______________      _____________      _____________

Investing activities

Purchase of Cancer Diagnostics Inc.                                                 (100,000)          (100,000)                 -
Purchase of exclusive licenses                                                      (160,000)                 -                  -
Payment of sponsored research contract                                              (311,250)                 -                  -
                                                                              ______________      _____________      _____________
      Total investing activities                                                    (571,250)          (100,000)                 -
                                                                              ______________      _____________      _____________

Change in cash                                                                         5,799             (4,242)               637
Cash at beginning of period                                                                -             10,041             31,164
                                                                              ______________      _____________      _____________
Cash at end of period                                                                $ 5,799            $ 5,799           $ 31,801
                                                                              ______________      _____________      _____________

Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period                                      -              1,233              3,418
                                                                              ______________      _____________      _____________

Non-cash financing and investing activities:
   Common stock issued in Gentest Merger                                               1,000                  -                  -
                                                                              ______________      _____________      _____________


     The accompanying notes are an integral part of the financial statements


                                   Lexon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
          From Inception (December 16, 1997) through June 30, 2000 and
                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)


Note 1--  Organization and Summary of Significant Accounting Policies

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

Compensation of Officers and Employees

The Company's sole officer and director and its other employees serve without pay or other non-equity compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the six months ended June 30, 2000 and 1999 and for the period from inception (December 16, 1997) to June 30, 2000 the Company recorded $210,000, $140,000, and
$701,479, respectively, as a capital contribution by its sole officer and director and its other employees.

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
                                                   ================

Note 3--  Exclusive License--Ebaf Assay

On July 8, 1998, the Company paid $100,000 to the University of South Florida Research Foundation ("USFRF") and $5,000 to North Shore University Hospital
Research Foundation ("North Shore") for the exclusive worldwide license to develop and market the cancer screening test kits. In addition, the Company paid $55,000 to UTEK for services rendered in connection with securing the license agreements. The exclusive license is being amortized over 17 years using the straight-line method. At June 30, 2000, the amount of accumulated amortization related to the Exclusive License was $18,941.

Note 4--  Sponsored Research Contract--Ebaf Assay

On July 8, 1998, the Company paid $311,250 to North Shore under the terms of a Sponsored Research Agreement to develop the cancer screening test kits. The contract specifies a 24-month development period with costs not to exceed $311,250. The Sponsored Research Agreement is amortized over 2 years using the straight-line method, with amortization costs recorded as R&D expenses. At June 30, 2000, the amount of accumulated amortization related to the Sponsored Research Agreement was $311,250.

Note 5--  Purchase of Cancer Diagnostics, Inc.

On January 29, 2000, Lexon purchased 100% of the common stock of Cancer Diagnostic, Inc. ("CDI"), a Florida corporation, according to the terms of a Stock Purchase Agreement. By reason of the stock purchase, CDI became a wholly-owned subsidiary of Lexon. CDI owns the exclusive worldwide license to the Telomerase Assay, a patent-pending blood test for lung cancer being developed at the University of Maryland, Baltimore ("UMB"). The exclusive Telomerase Assay license is being amortized over 15 years using the straight-line method. At June 30, 2000, the amount of accumulated amortization related to the exclusive license was $2,503.

Lexon purchased all of the outstanding common stock of CDI from CDI's sole shareholder, UTEK, for a total of $200,000. Lexon paid $50,000 in cash and gave UTEK a secured promissory note for $150,000. The secured promissory note bears interest at 10% per year and is payable in three monthly installments of $50,000 each, due on April 30, May 31 and June 30, 2000. The Company has paid $50,000 to UTEK to date. The interest rate will increase to 12% per year on any unpaid principal balance after June 30, 2000. To secure the promissory note, Lexon pledged all of the shares of common stock of CDI pursuant to a Pledge and Security Agreement. The shares were place in escrow and will be released upon payment in full of Lexon's obligation to UTEK. On July 14, 2000, UTEK Corporation agreed to extend the due date for the secured promissory note to August 15, 2000. The rate of interest on the $100,000 balance is 12%.

UTEK, a Florida corporation, is a technology merchant that specializes in the transfer of technology from universities and government research facilities to the private sector. UTEK has relationships with major universities and government research facilities in the U.S. and in Europe. UTEK owns approximately 1,000,000 shares (or about 14.7% of the outstanding shares) of Lexon Common Stock.

Note 6--  Sponsored Research Contract--Telomerase Assay

On August 27, 1999, CDI agreed to pay UMB $249,458 to fund the development of the Telomerase Assay for the ELISA format over a two year period beginning January 4, 2000 and ending January 3, 2002. CDI paid $124,921 upon signing the sponsored research agreement. The balance of $124,537 is due on or before January 1, 2001. The Sponsored Research Agreement is being amortized over 2 years using the straight-line method, with amortization costs recorded as R&D expenses. At June 30, 2000, the amount of accumulated amortization related to the Sponsored Research Agreement was $62,365.

Note 7--  Notes Payable

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

During 1999, the Company borrowed $118,250 from non-affiliated shareholders. The Company executed notes payable, which are due December 31, 2000 at an interest rate of 10% per year. As of June 30, 2000, the balance on these loans was $18,250.

During 2000, the Company borrowed $104,000 from its shareholders. The Company executed notes payable, which are due December 31, 2000 at an interest rate of 10% per year. As of June 30, 2000, the remaining balance on these notes was $104,000

Note 8--  Commitments and Contingencies

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

Future Obligations to North Shore University

On March 8, 1999, the Company agreed to fund an additional $81,162 to North Shore in six equal installments of $13,257 each, payable on or before October 1, 1999, December 1, 1999, February 1, 2000, April 1, 2000, June 1, 2000 and August 1, 2000. At June 30, 2000, the balance on the Company's obligation was $27,054.

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

Swartz Investment Agreement

The Company entered into an investment agreement on May 19, 2000 with Swartz Private Equity, LLC to raise up to $30 million through a series of sales of Lexon's common stock. The dollar amount of each sale is limited by Lexon's common stock's trading volume, and a minimum period of time must elapse between each sale. Each sale will be to Swartz. In turn, Swartz will either sell Lexon's stock in the open market, place Lexon's stock through negotiated transactions with other investors, or hold Lexon's stock in their own portfolio.

Lexon may terminate its right to initiate puts or terminate the Investment Agreement at any time by providing Swartz with notice of such intention to terminate; however, any such termination will not affect any other rights or obligations Lexon has concerning the Investment Agreement or any related agreement.

Should Lexon terminate the Investment Agreement prior to initiating puts in the amount of $2,000,000 during the 36 month period of the Investment Agreement, the Company may be required to pay a Non-Usage fee of a maximum of $200,000.

Note 9--  Common Stock and Paid in Capital

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

During the six months ended June 30, 2000, the following common stock transactions occurred:

o The Company issued 150,000 shares of Common Stock pursuant to the exercise of employee stock options, for which the Company received $234,375 in cash. The employees exercised their options at $1.5625 per share. The exercise price was equal to the closing price of the Company's Common Stock on the date the options were granted.

o The Company issued a total of 293,222 shares of Common Stock for services rendered by outside consultants. The shares were valued based on the closing price of the Company's Common Stock on the date the services were rendered or agreements were signed. Of the shares issued, 190,000 were issued at $.9375 per share to consultants for services rendered in connection with accounting and legal services; 65,000 shares were issued at $.9375 per share for general business consulting services; and 22,222 shares were issued at $1.125 per share to a consultant to develop and maintain an Internet web site for the Company. In connection with the issuance of stock for services, the Company recorded $484,727, $284,727 and $67,500, respectively, as G&A expense for the period from inception (December 16, 1997) through June 30, 2000, and for the six months ended June 30, 2000 and 1999.

o The Company sold 250,000 restricted shares of stock to a third-party investor in conjuction with a consulting agreement signed on May 23, 2000. The purchase price for the shares was $.001 and the stock is restricted for a period of 10 months. The $554,250 difference between the purchase price of the stock and the fair market value of the stock on the date of purchase was recorded as a general and administrative expense on the income statement.

Lexon is authorized to issue 45,000,000 Shares of Common Stock, par value $0.001 per share, of which 7,502,735 shares were outstanding as of June 30, 2000. Lexon is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding. There is no present intent to issue any Preferred Stock.

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

Note 10-- Stock Options

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

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") provides an alternative method of determining compensation cost for employee stock options, which alternative method may be adopted at the option of the Company. Had compensation cost for the 1,692,500 options granted to employees on March 4, 1999 been determined consistent with SFAS 123, the Company's net loss for the quarter ended June 30, 2000 would have been increased and EPS would have been reduced to the following pro forma amounts:

         Net loss:
                  As reported              $(5,131,503)
                  Pro forma                 (6,695,035)

         Basic and diluted EPS:
                  As reported              $     (0.89)
                  Pro forma                      (1.16)

Non-Employee Options

On October 15, 1998, the Board granted 300,000 options to a consultant at an exercise price of $1.20 per share. In exchange for the options, the consultant provided the Company financial and investment consulting services for a one-year period. Compensation cost was based on an estimated fair value of $1.98 per share, which was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $1.20 per share; stock price of $2.00 per share; risk-free interest rate of 6.0%; expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 151%. During 1998 the Company recorded $593,910 as a prepaid consulting expense and an increase to paid in capital. The Company amortized the prepaid expense over a 12-month period, which was the life of the agreement. Amortization expense included in general and administrative expense was $494,925 in 1999 and $98,985 in 1998.

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

On October 15, 1998, the Board granted 180,000 options a shareholder at an exercise price of $1.20 per share in connection with a loan made by the shareholder to the Company. Compensation cost was based on an estimated fair value of $1.98 per share, which was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $1.20 per share, stock price of $2.00 per share, risk-free interest rate of 6.0%, expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 151%. The Company recorded compensation cost of $356,346 as interest expense on the date the options were granted.

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

On March 28, 2000, the Board granted 280,000 warrants to purchase common stock at an exercise price of $2.062 per share to Swartz Institutional Finance pursuant to the Equity Line Letter of Agreement signed on that day. The exercise price was equal to the lowest closing price for 5 trading days prior to the execution of all Closing Documents on May 19, 2000. The warrants were valued at $1.575 per share based on the Black-Scholes option pricing model and the Company recorded $441,000 as consulting expense. The following assumptions for the Black-Scholes option pricing model were used: exercise price of $2.062, market price of $2.625, risk-free interest rate of 8.00%, expected dividend yield of 0.0, expected life of five years, and estimate volatility of 142%.

On May 23, 2000, the Board granted 500,000 warrants to purchase common stock at an exercise price of $1.625 per share to Goodbody International, Inc. for consulting services and guidance on any matters relating to investor relations, financial relations, stock enhancement and public relations and to CEO responsibilities, including any financing mergers, acquisitions, contract negotiations and the possible sale of the Company. The term of the agreement is 3 years and is being amortized using the straight-line method. The exercise price was equal to the closing price of the common stock on May 10, 2000. The warrants were valued at $2.0595 per share based on the Black-Scholes option pricing model and the Company recorded $28,610 as consulting expense and $1,001,140 as prepaid consulting expense. The following assumptions for the Black-Scholes option pricing model were used: exercise price of $1.625, market price of $2.218, risk-free interest rate of 8.00%, expected dividend yield of 0.0, expected life of five years, and estimated volatility of 146%.

A summary of the status of the Company's stock options at June 30, 2000, and changes during the six months then ended is presented below:

                                                            June 30, 2000
                                                      --------------------------
                                                                        Weighted
                                                                         Average
                                                          Shares  Exercise Price
                                                      ----------  --------------
  Employees

  Outstanding, beginning of period                     1,687,500           $1.56
  Granted                                                    ---             ---
  Exercised                                            (150,000)           $1.56
  Forfeited                                                  ---             ---
                                                      ----------  --------------
  Outstanding, June 30, 2000                          1,537,500           $1.56
  Exercisable, June 30, 2000                          1,537,500           $1.56
                                                      ----------  --------------
  Weighted average fair value of options granted          $1.49
                                                      ----------

                                                             June 30, 2000
                                                      --------------------------

                                                                        Weighted
                                                                         Average
                                                          Shares  Exercise Price
                                                      ----------  --------------
  Non-employees

  Outstanding, beginning of period                    1,360,000            $1.89
  Granted or Vested                                     780,000             1.78
  Exercised                                                  --               --
  Forfeited                                            (135,000)           $1.93
                                                      ----------  --------------
  Outstanding, June 30, 2000                          2,005,000            $1.56
  Exercisable, June 30, 2000                          1,630,000            $1.13
                                                      ----------  --------------
  Weighted average fair value of options granted          $1.89
                                                      ----------

The following table summarizes information about fixed stock options outstanding at June 30, 2000:



                                   Options Outstanding                Options Exercisable
                        ------------------------------------------ -------------------------
                                            Weighted
                                             Average     Weighted                   Weighted
                               Number      Remaining      Average         Number     Average
 Range of exercise        Outstanding    Contractual     Exercise    Exercisable    Exercise
 prices                   at 06/30/00           Life        Price    at 06/30/00       Price
 ---------------------- -------------- -------------- ------------ -------------- -----------

 Employees

 $1.20-$1.5625             1,537,500      9.64 years     $1.5518      1,487,500     $1.5518

 Non-employees

 $1.20-$1.625              2,005,000      5.46 years     $1.3552      1,630,000     $1.1308


Note 11-- Income Taxes

The components of deferred income tax are as follows:

                                  Inception
                               (December 16,     Six Months      Six Months
                                   1997) to   Ended June 30,  Ended June 30,
                              June 30, 2000            2000            1999
                             ---------------- --------------- --------------

 Net operating loss               $  773,065      $   66,432      $ 238,079
 Stock-based compensation            562,892         374,425        188,467
 Valuation allowance              (1,335,957)     (  440,856)      (426,546)
                             ---------------- --------------- --------------

 Net deferred tax asset              $   ---         $   ---        $   ---
                             ---------------- --------------- --------------


From inception to June 30, 2000 the Company had a net operating tax loss of approximately $5,000,000, which expires 2019 and 2020, and temporary differences related to stock-based compensation of $1,655,565. A valuation allowance fully offsets the benefit of the net operating loss, since the Company does not meet the "more probable than not" criteria of FASB 109.

Note 12-- Earnings per Share

Basic and Diluted EPS Computation:            June 30, 2000   June 30, 1999
                                              -------------   -------------
Net loss applicable to common stockholders     $(1,775,699)   $(1,688,297)
                                              -------------   -------------
Weighted average shares outstanding              6,988,134      6,580,914
                                              -------------   -------------
Basic and Diluted EPS                          $     (0.25)   $     (0.26)
                                              -------------   -------------

For the six months ended June 30, 2000 and 1999, all options were excluded from the EPS calculation, as their effect was anti-dilutive.

Note 13-- Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not established sources of revenues sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $5,131,503 for the six months ended June 30, 2000. Management intends to obtain the necessary development and operating capital through sales of its common stock and increasing revenues by gaining FDA approval for the Ebaf Assay test kit and marketing the test kit to laboratories, research institutions, hospitals, clinics, doctors and other medical professionals throughout the world. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and gain FDA approval. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

     Product Development

     Lexon has recently negotiated two contracts with DOCRO for the completion of the development of both the Ebaf Assay and the Telomerase Assay. DOCRO is a commercial medical research organization specializing in the design and conduct of clinical trials of in vitro diagnostic products. DOCRO specializes in obtaining marketing clearance and approval from the U.S. FDA.

     DOCRO has demonstrated expertise and real-world experience in the development, clinical validation, and market-making introduction of several new and innovative tests in the field of diagnostic oncology. DOCRO's name is somewhat of a misnomer in that the company provides research and services outside of the field of diagnostic oncology and tumor marker assays. DOCRO has extensive experience with a wide variety of protein- and molecular biology-based diagnostic tests. In addition to tumor marker assays, DOCRO has worked extensively in infectious, perinatal, prenatal, and gynecologic diseases and has participated in over 47 past and present clinical trials for in vitro diagnostic tests in these areas. Due to its established reputation and outstanding track record DOCRO is a strong partner for Lexon in the final developmental stages of both diagnostic tests.

     Investment Agreement with Swartz

     On May 19, 2000, We entered into an Investment Agreement with Swartz. The Investment Agreement entitles us to issue and sell our common stock to Swartz for up to an aggregate of $30 Million from time to time during the three year period ending on May 18, 2003. Each election by us to sell stock to Swartz is referred to as a "put right".

     Put Rights. In order to invoke a put right, We must have an effective registration statement on file with the SEC registering the resale of the shares of common stock that may be issued as a consequence of the exercise of that put right. We must also give at least ten (10) but not more than twenty (20)
business days' advance notice to Swartz of the date on which We intend to exercise a particular put right and We must indicate the maximum number of shares of common stock that We intend to sell to Swartz.

     The number of common shares sold to Swartz may not exceed the lesser of 15% of the aggregate daily reported trading volume during a period that begins on the business day immediately following the day We exercise the put right and ends on and includes the day that is twenty (20) business days after the date We exercise the put right, or 9.9% of the total number of shares of common stock that would be outstanding upon completion of the put.

     For each share of common stock, Swartz will pay us the lesser of:

o    The market price for such share, minus $0.15, or
o    91% of the market price for the share;

provided, however, that Swartz may not pay us less than the designated minimum per share price, if any, that We indicate in our notice.

     Market price is defined as the lowest closing bid price for the common stock on its principal market during the pricing period. The pricing period is defined as the twenty (20) business days immediately following the day We exercise the put right.

     Purchase Warrants. Within five (5) business days after the end of each pricing period, We are required to issue and deliver to Swartz a warrant to purchase a number of shares of common stock equal to 10% of the common shares issued to Swartz in the applicable put. Each warrant will be exercisable at a price that will initially equal 110% of the market price on the date on which We exercised the put right. Each warrant will be immediately exercisable and have a term beginning on the date of issuance and ending five (5) years thereafter.

     Limitations and Conditions Precedent to Our Put Rights. Swartz is not required to acquire and pay for any shares of common stock with respect to any particular put for which, between the date We give advance notice of an intended put and the date the particular put closes:

o We have announced or implemented a stock split or combination of our common stock;
o    We have paid a common stock dividend;
o We have made a distribution of all or any portion of our assets or evidences of indebtedness to the holders of our common stock; or
o We have consummated a major transaction, such as a sale of all or substantially all of our assets or a merger or tender or exchange offer that results in a change of control of Lexon.

     Short sales. Swartz and its affiliates are prohibited from engaging in short sales of our common stock unless Swartz has received a put notice under which shares have not yet been issued and the amount of shares involved in the short sale does not exceed the number of shares specified in the put notice.

     Cancellation of puts. We must cancel a particular put between the date of the advance put notice and the last day of the pricing period if:

o We discover an undisclosed material fact relevant to Swartz's investment decision;
o The registration statement registering resale of the common shares becomes ineffective; or
o    Our shares are delisted from the then primary exchange.

     If a put is canceled, it will continue to be effective, but the pricing period for the put will terminate on the date notice of cancellation of the put is given to Swartz. Because the pricing period will be shortened, the number of shares Swartz will be required to purchase in the canceled put will be smaller than it would have been had the put not been canceled.

     Shareholder Approval. Under the Investment Agreement, We may sell Swartz a number of shares that is more than 20% of our shares outstanding on the date of the SB-2 registration. If We become listed on the Nasdaq Small Cap Market or Nasdaq National Market, We may be required to obtain shareholder approval to issue some or all of the shares to Swartz.

     Termination of Investment Agreement. We may terminate our right to initiate further puts or terminate the Investment Agreement at any time by providing Swartz with notice of such intention to terminate; however, any such termination will not affect any other rights or obligations We have concerning the Investment Agreement or any related agreement. Should Lexon terminate the Investment Agreement prior to initiating puts in the amount of $2 Million during the thirty-six (36) month period of the Investment Agreement, we may have to pay a Non-Usage Fee of a maximum of $200,000.

     Restrictive Covenants. During the term of the Investment Agreement and for a period of one year after the Investment Agreement is terminated, We must obtain the prior written approval from Swartz prior to issuing, selling, or agreeing to issue and sell equity securities for cash in private capital raising transactions. These transactions include the issuance of any common stock or other equity securities, or debt securities convertible into equity securities, or any private equity line type agreements similar to the Investment Agreement.

     Right of First Refusal. Swartz has right of first refusal to participate in any private capital raising transaction of equity securities that closes from the date of the Investment Agreement (May 19, 2000) through one year after the Investment Agreement is terminated.

     Swartz's Right of Indemnification. We have agreed to indemnify Swartz (including its stockholders, officers, directors, employees, investors and agents) from all liability and losses resulting from any misrepresentations or breaches We make in connection with the Investment Agreement, our registration rights agreement, other related agreements, or the registration statement.

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

     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LEXON, INC.


                                             /s/ GIFFORD M. MABIE
                                             --------------------
                                             President

Date:  August 15, 2000