Form 10QSB
period 2000-09-30
LEXON INC/OK
filed 2000-11-20
CIK 1062679

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

YES  X            No   __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 7,762,895 shares of Common Stock, $0.001 par value, outstanding as of September 30, 2000.

                          PART I FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

     Balance Sheets at September 30, 2000 (Unaudited) and December 31, 1999...........................    3

     Statements of Operations for the period from inception (December 16, 1997) to September 30, 2000 and for the three months ended September 30, 2000 and 1999 (unaudited) and for the nine months
     ended September 30, 2000 and 1999 (Unaudited)...................................................    4

     Statements of Cash Flows for the period from inception (December 16, 1997) to September 30, 2000
     (Unaudited) and for the nine months ended September 30, 2000 and 1999 (Unaudited)...............    5

     Notes to Financial Statements (Unaudited).......................................................    6



                                   Lexon, Inc.
                          (A Development Stage Company)

                                 Balance Sheets
                    September 30, 2000 and December 31, 1999
                                   (Unaudited)


                                                                   September 30, 2000     December 31,
                             ASSETS                                    (Unaudited)                1999
Current assets
Cash                                                                          $98,803          $10,041
Due from related parties                                                        6,532            9,703
Prepaid consulting expenses                                                   915,328            4,062
                                                                   ------------------     ------------
   Total current assets                                                     1,020,663           23,806
                                                                   ------------------     ------------

Other assets
Licensed technology, net                                                      211,016          146,794
Sponsored research, net                                                       155,912           77,813
                                                                   ------------------     ------------
      Total other assets                                                      366,928          224,607
                                                                   ------------------     ------------
TOTAL ASSETS                                                               $1,387,591         $248,413
                                                                   ------------------     ------------

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                                      $59,972          $37,214
Interest payable                                                                8,351            4,900
Payable to UTEK                                                                80,000                -
Payable to North Shore University                                              13,527           54,108
Payable to University of Maryland                                             124,537                -
Related party payables                                                        185,585          251,627
                                                                   ------------------     ------------
   Total current liabilities                                                  471,972          347,849
                                                                   ------------------     ------------

Shareholders' equity
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;  no shares
   issued and outstanding at September 30, 2000 and
   December 31, 1999, respectively                                                  -                -
Common stock, $0.001 par value,
   45,000,000 shares authorized;
   7,762,895 shares and 6,809,513 shares
   issued and outstanding at September 30, 2000 and
   December 31, 1999, respectively                                              7,763            6,810
Paid in capital                                                             6,292,412        3,249,558
Deficit accumulated during the development stage                           (5,384,556)      (3,355,804)
                                                                   ------------------     ------------
                                                                              915,619          (99,436)
                                                                   ------------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $1,387,591         $248,413
                                                                   ------------------     ------------



     The accompanying notes are an integral part of the financial statements



                                   Lexon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
            For the Nine Months Ended September 30, 2000 and 1999 and
           For the Three  Months Ended  September  30, 2000 and 1999 and For the
     Period from Inception (December 16, 1997) to September 30, 2000
                                   (Unaudited)




                                                From inception            Nine Months Ended                  Three Months Ended
                                                 (December 16,        --------------------------         --------------------------
                                                 1997) through        September        September         September        September
                                            September 30, 2000         30, 2000         30, 1999          30, 2000         30, 1999
                                            ------------------        ---------        ---------         ---------        ---------
Revenue                                                    $ -              $ -              $ -               $ -              $ -

Expenses
Research and development                             1,000,052          192,397          583,842            37,662          127,051
General and administrative                           3,991,975        1,825,228        1,614,467           343,937          430,053
                                            ------------------        ---------        ---------         ---------        ---------
   Total operating expenses                          4,992,027        2,017,625        2,198,309           381,599          557,104
                                            ------------------        ---------        ---------         ---------        ---------
Operating loss                                      (4,992,027)      (2,017,625)      (2,198,309)         (381,599)        (557,104)

Interest expense                                       392,530           11,128            5,318             3,454            1,900
                                            ------------------        ---------        ---------         ---------        ---------
Net loss                                          $ (5,384,557)    $ (2,028,753)    $ (2,203,627)       $ (385,053)      $ (559,004)

Weighted average shares outstanding                  5,949,232        7,103,422        6,659,988         7,505,594        6,802,013
                                            ------------------        ---------        ---------         ---------        ---------
Loss per share                                         $ (0.91)         $ (0.29)         $ (0.33)          $ (0.05)         $ (0.08)
                                            ------------------        ---------        ---------         ---------        ---------



     The accompanying notes are an integral part of the financial statements




                                   Lexon, Inc.
                          (A Development Stage Company

                            Statements of Cash Flows
        From Inception (December 16, 1997) through September 30, 2000 and For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)



                                                                          From inception
                                                                           (December 16,        Nine Months       Nine Months
                                                                           1997) through              Ended             Ended
                                                                               September          September         September
                                                                                30, 2000           30, 2000          30, 1999
                                                                          --------------        -----------       -----------

Operating activities
Net loss                                                                    $ (5,384,557)      $ (2,028,753)     $ (2,203,627)
Plus non-cash charges to earnings:
   Amortization of license and sponsored research agreements                     429,862            182,217           123,821
   Value of common stock options granted to
    non-employees for services                                                 1,299,219                  -         1,046,133
Value of warrants issued to non-employees                                      1,109,672          1,109,672                 -
   Amortization of Stock Options Issued to Non-employee Lenders                  356,346                  -                 -
   Value of services contributed by employees                                    811,479            310,000           210,000
   Value of stock issued for services                                            500,737            279,062           209,750
Change in working capital accounts:
  (Increase) decrease in prepaid expenses                                              -              4,063            (8,125)
  (Increase) decrease in other receivables                                        (6,532)             3,171            (9,703)
   Increase in accounts payable and accrued liabilities                           48,438             11,224             4,833
   Increase in interest payable                                                    8,351              3,451           117,161
Increase (decrease) in payable to North Shore                                     25,060           (161,048)           67,635
                                                                          --------------        -----------       -----------
      Total operating activities                                                (801,925)          (286,941)         (442,122)
                                                                          --------------        -----------       -----------

Financing activities
Loans from related parties                                                       515,585            165,958           100,000
Repayment of loans from related parties                                         (330,000)          (100,000)         (230,000)
Sale of common stock for cash:
   To founders                                                                     5,000                  -
   To third-party investors                                                    1,121,578            195,370           643,487
   Less:  issue costs                                                           (140,498)                 -           (72,211)
   To employees upon exercise of employee stock options                          320,313            234,375                 -
                                                                          --------------        -----------       -----------
      Total financing activities                                               1,491,978            495,703           441,276
                                                                          --------------        -----------       -----------

Investing activities
Purchase of Cancer Diagnostics Inc.                                             (120,000)          (120,000)
Purchase of exclusive licenses                                                  (160,000)                 -                 -
Payment of sponsored research contract                                          (311,250)                 -                 -
                                                                          --------------        -----------       -----------
      Total investing activities                                                (591,250)          (120,000)                -
                                                                          --------------        -----------       -----------

Change in cash                                                                    98,803             88,762              (846)
Cash at beginning of period                                                            -             10,041            31,164
                                                                          --------------        -----------       -----------
Cash at end of period                                                           $ 98,803           $ 98,803          $ 30,318
                                                                          --------------        -----------       -----------

Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period                                  -              1,233            20,156
                                                                          --------------        -----------       -----------

Non-cash financing and investing activities:
   Common stock issued in Gentest Merger                                           1,000                  -                 -
                                                                          --------------        -----------       -----------




     The accompanying notes are an integral part of the financial statements


                                   Lexon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
        From Inception (December 16, 1997) through September 30, 2000 and
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)


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

Compensation of Officers and Employees
The Company's sole officer and director and its other employees serve without pay or other non-equity compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the nine months ended September 30, 2000 and 1999 and for the period from inception (December 16, 1997) to September 30, 2000 the Company recorded $310,000,
$210,000, and $801,479, respectively, as a capital contribution by its sole officer and director and its other employees.

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
                                                 ================

Note 3--  Exclusive License--Ebaf Assay

On July 8, 1998, the Company paid $100,000 to the University of South Florida Research Foundation ("USFRF") and $5,000 to North Shore University Hospital
Research Foundation ("North Shore") for the exclusive worldwide license to develop and market the cancer screening test kits. In addition, the Company paid $55,000 to UTEK for services rendered in connection with securing the license agreements. The exclusive license is being amortized over 17 years using the straight-line method. At September 30, 2000, the amount of accumulated amortization related to the Exclusive License was $21,309.

Note 4--  Sponsored Research Contract--Ebaf Assay

On July 8, 1998, the Company paid $311,250 to North Shore under the terms of a Sponsored Research Agreement to develop the cancer screening test kits. The contract specifies a 24-month development period with costs not to exceed $311,250. The Sponsored Research Agreement is amortized over 2 years using the straight-line method, with amortization costs recorded as R&D expenses. At September 30, 2000, the amount of accumulated amortization related to the Sponsored Research Agreement was $311,250.

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

Lexon purchased all of the outstanding common stock of CDI from CDI's sole shareholder UTEK Corporation ("UTEK") for a total of $200,000. Lexon paid $50,000 in cash and gave UTEK a secured promissory note for $150,000. The secured promissory note bears interest at 10% per year and is payable in three monthly installments of $50,000 each, due on April 30, May 31 and June 30, 2000. The Company has paid $50,000 to UTEK to date. The interest rate will increase to 12% per year on any unpaid principal balance after June 30, 2000. To secure the promissory note, Lexon pledged all of the shares of common stock of CDI pursuant to a Pledge and Security Agreement. The shares were placed in escrow and will be released upon payment in full of Lexon's obligation to UTEK. On July 14, 2000, UTEK Corporation agreed to extend the due date for the secured promissory note to December 31, 2000. The rate of interest on the $80,000 balance is 12%.

UTEK, a Florida corporation, is a technology merchant that specializes in the transfer of technology from universities and government research facilities to the private sector. UTEK has relationships with major universities and government research facilities in the U.S. and in Europe. UTEK owns approximately 1,000,000 shares (or about 12.9% of the outstanding shares) of Lexon Common Stock.

Note 6--  Exclusive License--Telomerase Assay

Lexon owns the exclusive worldwide license to the Telomerase Assay through its wholly-owned subsidiary CDI. In exchange for the license, CDI agreed to pay UMB a royalty of 4% of Net Sales of products sold using the Telomerase Assay technology. The exclusive license is being amortized over 15 years using the straight-line method. At September 30, 2000, the amount of accumulated amortization related to the exclusive license was $3,754.

Note 7--  Sponsored Research Contract--Telomerase Assay

On August 27, 1999, CDI agreed to pay University of Maryland, Baltimore $249,458 to fund the development of the Telomerase Assay for the ELISA format over a two year period beginning January 4, 2000 and ending January 3, 2002. CDI paid $124,921 upon signing the sponsored research agreement. The balance of $124,537 is due on or before January 1, 2001. The Sponsored Research Agreement is being amortized over 2 years using the straight-line method, with amortization costs recorded as R&D expenses. At September 30, 2000, the amount of accumulated amortization related to the Sponsored Research Agreement was $93,547.

Note 8--  Notes Payable

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

During 1998, the Company borrowed $1,377 from a related party. As of September 30, 2000, the balance on this loan was $1,377.

During 1999, the Company borrowed $118,250 from non-affiliated shareholders. The Company executed notes payable, which are due December 31, 2000 at an interest rate of 10% per year. As of September 30, 2000, the balance on these loans was $18,250.

During 2000, the Company borrowed $76,500 from its shareholders. The Company executed notes payable, which are due December 31, 2000 at an interest rate of 10% per year. As of September 30, 2000, the remaining balance on these notes was $71,500

Note 9--  Commitments and Contingencies

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

Future Obligations to North Shore University
On March 8, 1999, the Company agreed to fund an additional $81,162 to North Shore in six equal installments of $13,257 each, payable on or before October 1, 1999, December 1, 1999, February 1, 2000, April 1, 2000, June 1, 2000 and August 1, 2000. At September 30, 2000, the balance on the Company's obligation is $13,527.

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

      For the Periods Ended     Minimum Annual Lease   Company's Estimated
                December 31                 Payments                 Share
---------------------------- ------------------------ ---------------------
           2000                              $44,594                $9,600
           2001                               45,587                 9,600
           2002                               11,462                 2,292

Swartz Investment Agreement
The Company entered into an investment agreement on May 19, 2000 with Swartz Private Equity, LLC to raise up to $30 million through a series of sales of Lexon's common stock. The dollar amount of each sale is limited by our common stock's trading volume, and a minimum period of time must elapse between each sale. Each sale will be to Swartz. In turn, Swartz will either sell Lexon's stock in the open market, place Lexon's stock through negotiated transactions with other investors, or hold Lexon's stock in their own portfolio.

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

Note 10-- Common Stock and Paid in Capital

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

During the nine months ended September 30, 2000, the following common stock transactions occurred:

o The Company issued 150,000 shares of common stock pursuant to the exercise of employee stock options, for which the Company received $234,375 in cash. The employees exercised their options at $1.5625 per share. The exercise price was equal to the closing price of the Company's common stock on the date the options were granted.

o The Company issued a total of 293,222 shares of common stock for services rendered by outside consultants. The shares were valued based on the closing price of the Company's common stock on the date the services were rendered or agreements were signed. Of the shares issued, 190,000 were issued at $.9375 per share to consultants for services rendered in connection with accounting and legal services; 65,000 shares were issued at $.9375 per share for general business consulting services; and 22,222 shares were issued at $1.125 per share to a consultant to develop and maintain an Internet web site for the Company. In connection with the issuance of stock for services, the Company recorded $484,727, $284,727 and $67,500, respectively, as G&A expense for the period from inception (December 16, 1997) through September 30, 2000, and for the nine months ended September 30, 2000 and 1999.

o The Company sold 250,000 restricted shares of stock to a third-party investor in conjunction with a consulting agreement signed on May 23, 2000. The purchase price for the shares was $.001 and the stock is restricted for a period of 10 months. The $554,250 difference between the purchase price of the stock and the fair market value of the stock on the date of purchase was recorded as a general and administrative expense on the income statement.

o The Company sold 260,160 shares of stock to a third party investor pursuant to an investment banking agreement sign on May 17, 2000. The purchase price for the shares was $0.75, which was the purchase price calculated using the formulas outlined in the investment banking agreement.

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

Note 11  Stock Options

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

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") provides an alternative method of determining compensation cost for employee stock options, which alternative method may be adopted at the option of the Company. Had compensation cost for the 1,692,500 options granted to employees on March 4, 1999 been determined consistent with SFAS 123, the Company's net loss for the quarter ended September 30, 2000 would have been increased and EPS would have been reduced to the following pro forma amounts:

                                          From Inception          Nine Months
                                                 through                Ended
                                      September 30, 2000   September 30, 2000
                                      ------------------   ------------------
         Net loss:
                  As reported               $(5,384,557)          $(2,028,753)
                  Pro forma                  (6,948,089)           (3,592,285)
         Basic and diluted EPS:
                  As reported               $     (0.91)          $     (0.29)
                  Pro forma                       (1.17)                (0.51)

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
                                            ----------------

The options are eligible to vest on a quarterly basis, subject to the achievement of certain market conditions surrounding the Company's stock. If the vesting conditions are not met, the options eligible for vesting are forfeited. Compensation cost will be recorded for the options when and if they become vested. Only vested options are exercisable. All vested options are exercisable until October 27, 2008. On June 30, 1999, 70,000 options exercisable at $1.50 per share became vested. To determine compensation cost, the 70,000 vested options were valued at $3.26 per share based on the Black-Scholes option pricing model and the Company recorded $228,200 as G&A expense. The following assumptions for the Black-Scholes option pricing model were used: exercise price of $1.50 per share, market price on vesting date of $3.375, risk- free interest rate of 5.87%, expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 117%. During the year ended December 31, 1999, 260,000 options at exercise prices ranging from $1.20 to $2.00 per share were forfeited During the nine months ended September 30, 2000, the remaining 670,000 options at exercise prices ranging from $2.50 to $3.00 per share were forfeited.

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

On March 28, 2000, the Board granted 280,000 warrants to purchase common stock at an exercise price of $2.062 per share to Swartz Institutional Finance pursuant to the Equity Line Letter of Agreement signed on that day. The exercise price was equal to the lowest closing price for 5 trading days prior to the date of execution of all Closing Documents on May 19, 2000. The warrants were valued at $1.575 per share based on the Black-Scholes option pricing model and the Company recorded $441,000 as consulting expense. The following assumptions for the Black-Scholes option pricing model were used: exercise price of $2.062, market price of $2.625, risk-free interest rate of 8.00%, expected dividend yield of 0.0, expected life of one year, and estimate volatility of 142%.

On May 23, 2000, the Board granted 500,000 warrants to purchase common stock at an exercise price of $1.625 per share to Goodbody International, Inc. for consulting services and guidance on any matters relating to investor relations, financial relations, stock enhancement and public relations and to CEO responsibilities, including any financing mergers, acquisitions, contract negotiations and the possible sale of the Company. The term of the agreement is three years and is being amortized using the straight-line method. The exercise price was equal to the closing price of the common stock on May 10, 2000. The warrants were valued at $2.0595 per share based on the Black-Scholes option pricing model and the Company recorded $114,422 as consulting expense and $915,328 as prepaid consulting expense. The following assumptions for the Black-Scholes option pricing model were used: exercise price of $1.625, market price of $2.218, risk-free interest rate of 8.00%, expected dividend yield of 0.0, expected life of five years, and estimated volatility of 146%.

A summary of the status of the Company's stock options at September 30, 2000, and changes during the nine months then ended is presented below:




                                                                    September 30, 2000
                                                           -------------------------------------
                                                                               Weighted Average
                                                                     Shares      Exercise Price
                                                           ----------------- -------------------
Employees
Outstanding, beginning of period                                 1,687,500               $1.56
Granted                                                                ---                 ---
Exercised                                                         (150,000)               1.56
Forfeited                                                              ---                 ---
                                                           ----------------- -------------------
Outstanding, September 30, 2000                                  1,537,500               $1.56
                                                           ----------------- -------------------
Exercisable, September 30, 2000                                  1,487,500               $1.56
                                                           ----------------- -------------------

                                                                    September 30, 2000
                                                           -------------------------------------
                                                                               Weighted Average
                                                                     Shares      Exercise Price
                                                           ----------------- -------------------
Non-employees
Outstanding, beginning of period                                 1,520,000                $1.89
Granted or Vested                                                  780,000                 1.78
Exercised                                                              ---                  ---
Forfeited                                                         (670,000)                2.66
                                                           ----------------- -------------------
Outstanding, September 30, 2000                                  1,630,000                $1.36
Exercisable, September 30, 2000                                  1,630,000                $1.36
                                                           ----------------- -------------------
Weighted average fair value of options granted                       $1.78
                                                           -----------------


The following table summarizes information about fixed stock options outstanding at September 30, 2000:




                                  Options Outstanding                  Options Exercisable
                       ------------------------------------------ ------------------------------
                                           Weighted
                                            Average     Weighted
                              Number      Remaining      Average         Number        Weighted
Range of exercise        Outstanding    Contractual     Exercise    Exercisable         Average
prices                   at 09/30/00           Life        Price    at 09/30/00  Exercise Price
---------------------- -------------- -------------- ------------ -------------- ---------------

Employees
$1.20-$1.5625             1,537,500      9.64 years     $1.5518      1,487,500         $1.5518
Non-employees
$1.20-$1.625              1,630,000      5.27 years     $1.3552      1,630,000         $1.7819


Note 12-- Income Taxes

The components of deferred income tax are as follows:



                                     Inception (December
                                           16, 1997)  to   Nine Months Ended       Nine Months
                                      September 30, 2000  September 30, 2000   Ended September
                                                                                      30, 1999
                                    --------------------- ------------------- -----------------
Net operating loss                            $ 825,104           $ 115,070         $ 413,291
Stock-based compensation                        562,892             374,425           188,467
Valuation allowance                          (1,387,996)         (  489,495)         (601,758)
                                    --------------------- ------------------- -----------------

Net deferred tax asset                          $   ---             $   ---           $   ---
                                    --------------------- ------------------- -----------------


From inception to September 30, 2000 the Company had a net operating tax loss carryforward of approximately $5,400,000, which expires 2019 and 2020, and temporary differences related to stock-based compensation of $1,655,565. A valuation allowance fully offsets the benefit of the net operating loss, since the Company does not meet the "more probable than not" criteria of FASB 109.

Note 13-- Earnings per Share

Basic and Diluted EPS Computation:                September 30,   September 30,
                                                           2000            1999
                                               ---------------- ---------------
Net loss applicable to common stockholders         $(2,028,753)   $(2,203,627)
                                               ---------------- ---------------
Weighted average shares outstanding                  7,103,422      6,659,988
                                               ---------------- ---------------
Basic and Diluted EPS                                 $  (0.29)      $  (0.33)
                                               ---------------- ---------------

For the nine months ended September 30, 2000 and 1999, all options were excluded from the EPS calculation, as their effect was anti-dilutive.

Note 14-- Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not established sources of revenues sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $2,028,753 for the nine months ended September 30, 2000. Management intends to provide the necessary development and operating capital through sales of its common stock and increasing revenues by gaining FDA approval for the Ebaf Assay test kit and marketing the test kit to laboratories, research institutions, hospitals, clinics, doctors and other medical professionals throughout the world. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and gain FDA approval. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 15-- Subsequent Events

On November 7, 2000 the Company sold 52,365 shares to a third party investor pursuant to an investment banking agreement signed on May 17, 2000. The purchase price for the shares was $0.40, which was the market price calculated using the formulas outlined in the investment banking agreement.

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

     Product Development and Research Plan for the Next Twelve Months

         Ebaf Assay

     It is anticipated that during the next 12 months, Dr. Tabibzadeh will make a small number of Ebaf Assay ELISA test kits and will sample the blood of persons who have colon cancer and of persons who do not have colon cancer. The blood samples will then be tested using the Western Blot method and the ELISA method to determine whether the ELISA method produces results similar to the Western Blot method. We estimate that the comparative analysis of tests using the Western Blot and ELISA methods will be completed by the end of the end quarter of 2000. The data from these tests will then be used as the basis for our preliminary proposal for clinical trials to the FDA. We do not know how much data the FDA will require and consequently, how long the clinical trials will take.

         Telomerase Assay

     It is anticipated that during the next 12 months, Dr. Highsmith and his team will develop a series of monoclonal antibodies to telomerase (estimated time to complete: 8-10 months) and will develop an immunoassay (ELISA format test) to detect telomerase in human blood (estimated time complete: 2-4 months after development of the monoclonal antibodies)

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

Date:  November 20, 2000