Form 10KSB
period 2000-12-31
LEXON INC/OK
filed 2001-04-16
CIK 1062679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000

                                   LEXON, INC.
             (Exact name of registrant as specified in its charter)


                           Oklahoma 0-26915 73-1533326
                           -------- ------- ----------
       (State of incorporation) (SEC File Number) (IRS Employer ID Number)



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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified price within the past 60 days. $2,722,193 as of March 31, 2001

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2001, we had 12,838,735 shares of common stock, $0.001 par value, outstanding.

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

                                     PART I

Item 1. Description of Business

(a) Business Development

         1.   Form and Year of Organization

         We are a development stage company incorporated in Oklahoma on December 16, 1997. We own the exclusive worldwide license to the Ebaf Assay, a blood screening test to indicate whether a person may require diagnostic testing for colon cancer and certain types of ovarian and testicular cancers. We also own, through our wholly-owned subsidiary Cancer Diagnostics, Inc. ("CDI"), the exclusive worldwide license to the Telomerase Assay, a blood screening test to indicate whether a person may require diagnostic testing for lung cancer. The Ebaf Assay and the Telomerase Assay are in the development stage. The Ebaf Assay and the Telomerase Assay will require FDA approval before they can be sold in the United States.

         2.   Bankruptcy or Receivership

         We have never been in bankruptcy or receivership.

         3.   Mergers, Reclassifications and Purchases of Assets

Gentest Merger and the Ebaf Assay

         We acquired the exclusive worldwide license to the Ebaf Assay on July 8, 1998 when we issued 1,000,000 shares of our $0.001 par value common stock in exchange for all of the outstanding common stock of Gentest, Inc., a Florida corporation, that previously owned the license. We issued 1,000,000 shares of our common stock to UTEK Corporation ("UTEK"), the sole shareholder of Gentest. Gentest ceased to exist by reason of this transaction. UTEK, a Florida corporation, specialized in the transfer of technology from major universities and government research facilities in the U.S. and in Europe to the private sector. At March 31, 2001, UTEK owned 1,160,973 shares or about 9% of our outstanding common shares.

Cancer Diagnostics, Inc. ("CDI") Common Stock Purchase and the Telomerase Assay

         CDI, our wholly-owned subsidiary, owns the exclusive worldwide license to the Telomerase Assay. We acquired CDI on January 29, 2000 when we purchased 100% of its common stock from its sole shareholder, UTEK, for $50,000 in cash and a secured promissory note for $150,000. The secured promissory note accrued interest at 10% per year and was payable in three monthly installments of $50,000 each, due on April 30, May 31 and June 30, 2000. To secure the promissory note, we pledged all of the shares of common stock of CDI. The shares were placed in escrow to be released to us upon payment in full of the secured promissory note to UTEK. During 2000, we paid UTEK $120,000 in principal and $1,233 in interest. At December 31, 2000, we owed UTEK $30,000 in principal and $8,080 in interest, which was paid in full with 236,000 shares of our common stock on March 27, 2001.

(b)  Business of Issuer

         1. Principal Products and Services of Lexon and Their Markets

     We have no products or services for sale at this time. The Ebaf Assay and the Telomerase Assay are in the development stage. The Ebaf Assay and the Telomerase Assay will require FDA approval before they can be sold in the United States.

Ebaf Assay

         Colon cancer is the second leading cause of cancer deaths in the United States. Of the approximately 525,000 people diagnosed with colon cancer worldwide, more than 50% will die because their cancer was not detected early enough for surgery to be effective. Most people avoid being tested for colon cancer because current screening methods, primarily colonoscopy and flexible sigmoidoscopy, are invasive, embarrassing and expensive. Yet colon cancer can be cured if it is caught early. Unfortunately, there is no effective screening test other than colonoscopy and most people who should be screened for the disease (e.g. adults aged 50 and older or adults younger than 50 who have a family history of the disease) do not get a colonoscopy on a regular basis.

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

         The Ebaf Assay works by detecting elevated levels of the ebaf protein in a person's blood. The discovery linking the ebaf protein to colon cancer was made by Dr. Siamak Tabibzadeh, M.D., while he was a professor in the Department of Pathology at the University of South Florida ("USF") and an attending pathologist at the Moffitt Cancer Center at USF. Dr. Tabibzadeh tested approximately 27 types of malignant tumors for the presence of ebaf. The ebaf protein was not demonstrable in any of the tumors except for colon cancer (and some forms of ovarian and testicular cancer.) Therefore, the ebaf protein marker seemed to be unique to colon cancer (and some forms of ovarian and testicular cancer.) Dr. Tabibzadeh is presently Chief of Experimental Pathology and Professor in Pathology at North Shore Long Island Jewish Medical Center ("North Shore") in Manhasset, New York. Dr. Tabibzadeh is conducting the scientific investigation of ebaf and its biological roles as a cellular messenger.

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

         Lexon has engaged Diagnostic Oncology CRO, Inc. ("DOCRO") of Seymour, Connecticut to conduct a technology assessment and development program for the Ebaf Assay (see "Patents, Trademarks, Licenses, Royalty Agreements and Labor Contracts"). DOCRO is a nationally known clinical research organization that is engaged in providing technology assessment, technology development, and laboratory and clinical trial services to medical device developers. In particular, DOCRO is experienced in providing technology assessment and technology development services related to the development and commercialization of in vitro diagnostic assays.

         DOCRO has produced a working ELISA prototype test. We need approximately $1,495,000 to complete the development of the Ebaf Assay and to gather preclinical data. If we are successful in raising the $1,495,000, we estimate that it will take DOCRO about 10 months to complete the development of the Ebaf Assay and to gather preclinical data. If the preclinical data is acceptable, then we will meet with the FDA to determine the extent of a clinical trial. We estimate that a clinical trial for the Ebaf Assay will last approximately 8-12 months and will require additional funding of $8-$10 million. There is no assurance that we will be successful in raising $1,495,000 necessary to complete the development of the Ebaf Assay and to gather the preclinical data. There is no assurance that the preclinical data will be acceptable. If the preclinical data is acceptable, there is no assurance that we will be successful in raising the $8-$10 million necessary for a clinical trial.

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

         We have engaged DOCRO to conduct a technology assessment and development program for the telomerase tumor marker technology (see "Patent, Trademarks, Licenses, Royalty Agreements and Labor Contracts"). We need approximately $1,859,000 to complete the development of the Telomerase Assay and to gather preclinical data. If we are successful in raising the $1,859,000, we estimate that it will take DOCRO about 14 months to complete the development of the Telomerase Assay and to gather preclinical data. If the preclinical data is acceptable, then we will meet with the FDA to determine the extent of a clinical trial. We estimate that a clinical trial for the Telomerase Assay will last approximately 8-12 months and will require additional funding of $8-$10 million. There is no assurance that we will be successful in raising $1,859,000 necessary to complete the development of the Telomerase Assay and to gather the preclinical data. There is no assurance that the preclinical data will be acceptable. If the preclinical data is acceptable, there is no assurance that we will be successful in raising the $8-$10 million necessary for a clinical trial.

         2.  Distribution Method of Products and Services

         Our success depends, in part, on our ability to market and distribute our potential products effectively. We have no experience in the sale or marketing of medical products. We have no manufacturing, marketing or distribution capabilities. In the event that we obtain FDA approval for the Ebaf Assay and the Telomerase Assay, we may require the assistance of one or more experienced pharmaceutical companies to market and distribute our potential products effectively. If we seek an alliance with an experienced pharmaceutical company, we may not be able to find a collaborative partner. If we enter into an alliance, it may not be on terms favorable to us. If we enter into an alliance, it may not be successful. Any partner to an alliance might, at its discretion, limit the amount and timing of resources it devotes to marketing our products. Any marketing partner or licensee may terminate its agreement with us and abandon our products at any time for any reason without significant payment. If we do not enter into an alliance with a pharmaceutical company to market and distribute our products, we may not be successful in entering into alternative arrangements, whether engaging independent distributors or recruiting, training and retaining a marketing staff and sales force of our own.

         3. Status of Publicly Announced Products or Services

         Ebaf Assay

         The Ebaf Assay is still in development. DOCRO has produced a working prototype of an ELISA test for the detection of ebaf. We need approximately $1,495,000 to complete the development of the Ebaf Assay and to gather preclinical data for the FDA. There is no assurance that we will be successful in obtaining the $1,495,000 we need on acceptable terms or at all.

         Telomerase Assay

         The Telomerase Assay is still in development. We need approximately $1,859,000 to complete the development of the Telomerase Assay and to gather preclinical data for the FDA. There is no assurance that we will be successful in obtaining the $1,859,000 we need on acceptable terms or at all.

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

         6.  Dependence on one or a few major customers

         Not Applicable

         7. Patents, trademarks, licenses, royalty agreements or labor contracts

         Patents
         -------
         The University of South Florida ("USF") owns the patent for the Ebaf Assay screening process. The patent was published on June 29, 1999. Any improvements to the patent will be owned by North Shore, where the Ebaf Assay is being developed.

         The Telomerase Assay screening process is owned by the University of Maryland, Baltimore ("UMB"). A patent application for the Telomerase Assay screening process was filed on February 16, 1998, however, a patent has not yet been issued and there is no assurance that a patent will issue.

         We have no information that would lead us to believe that the Ebaf Assay patent or Telomerase Assay pending-patent infringe the intellectual property rights of another, but we give no assurance to that effect. The filing, prosecution and maintenance of all patent rights are within the sole discretion of the patent owners. As the exclusive licensee to both of these technologies, we have the right to request that the patent owners seek, obtain and maintain such patent and other protections to the extent that they are lawfully entitled to do so, at our sole expense. There is no assurance that the patent owners will seek, obtain or maintain such patent and other protection to which they are lawfully entitled and there is no assurance that we will have sufficient working capital to fund their efforts.

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

         License Agreement - Ebaf Assay
         ------------------------------
         We own the exclusive worldwide license to the Ebaf Assay. In exchange for the license, we agreed to pay the University of South Florida Research Foundation ("USFRF"), the licensor of USF, a royalty equal to the greater of (a) five percent (5%) of revenue from the sale of products based on the concept for the diagnosis of selected adenocarcinomas and any additions, extensions and improvements thereto or as a minimum (b) zero (0) dollars through April 9, 2000; $75,000 at the end of year three; $100,000 at the end of year four; $125,000 at the end of year five; $150,000 at the end of year six and for each successive year thereafter during the term of the exclusive license agreement. The royalty obligation will expire after the longer of twenty (20) years or the expiration of the last to expire patent that covers the licensed intellectual property. We also agreed to pay North Shore a royalty equal to one-half of one percent (0.5%) of revenue from the sale of such products and ten percent (10%) of any consideration received by the Company from granting sublicenses. No minimum royalty payments to North Shore are required.

         Sponsored Research Agreement - Ebaf Assay
         -----------------------------------------
         On July 8, 1998, we paid North Shore $311,250 to fund the development of the Ebaf Assay for the ELISA format over a two year period beginning July 1, 1998 and ending June 30, 2000. In a letter agreement dated March 24, 1999, we agreed to pay North Shore an additional $81,162 to add two researchers to Dr. Tabibzadeh's staff to expedite the development of a prototype ELISA test kit. The $81,162 is payable in 6 equal installments of $13,527 each, payable beginning October 1, 1999 and continuing every three months thereafter through August 1, 2000. As of March 31, 2001, the Company had a remaining balance of $27,054 due to North Shore University. We are currently negotiating a new agreement that will continue to support Dr. Tabibzadeh's scientific investigation of ebaf.

         DOCRO Professional Services Agreement-Ebaf Assay
         ------------------------------------------------
         On August 2, 2000, we entered into a $1,495,000 Professional Services and Mutual Confidentiality Agreement with Diagnostic Oncology CRO, Inc. of Seymour, Connecticut to conduct a technology assessment and development program for the ebaf tumor marker technology. The Agreement, which is attached as
Exhibit 10.36, states that DOCRO will assess the current technical and clinical performance of the existing ebaf reagents as provided by Dr. Tabibzadeh. DOCRO must then develop purified ebaf antigens for all four known forms of ebaf protein expressed in human tissue. Next, DOCRO will raise a variety of monoclonal antibodies and polyclonal antibodies to these various antigens to determine if any ebaf protein is overexpressed in the tissue, blood, other fluids of people diagnosed with colorectal cancer when compared to similar specimens from apparently healthy, normal people and to specimens from people diagnosed with other malignant or non-malignant diseases. If an ebaf protein is determined by DOCRO to be overexpressed in malignant disease and not in non-malignant disease or apparently healthy normals and we agree, DOCRO will then develop an enzyme immunoassay for such ebaf protein to confirm the results in the blood or other fluid specimens of a statistically significant number of patients (maximum of 400).

         License Agreement - Telomerase Assay
         ------------------------------------
         We own the exclusive worldwide license to the Telomerase Assay through our wholly-owned subsidiary CDI. In exchange for the license, CDI agreed to pay UMB a royalty of 4% of Net Sales of products sold using the Telomerase Assay technology. The license agreement provides for minimum annual royalties for the life of the license agreement, which coincides with the life of the last to expire patent covering the licensed technology. The minimum annual royalties range from $2,500 per year beginning in 2002 to a maximum of $4,000 per year beginning in 2006 and continuing each year thereafter for the life of the license agreement. In addition, the license agreement provides for royalties of 2% of Net Sales of products sold by sublicensees of CDI and 50% of all consideration received by CDI for up-front, milestone or other payments from sublicensees.

         Sponsored Research Agreement - Telomerase Assay
         -----------------------------------------------
         On August 27, 1999, our wholly-owned subsidiary CDI agreed to pay University of Maryland, Baltimore $249,458 to fund the development of the Telomerase Assay for the ELISA format over a two year period beginning January 4, 2000 and ending January 3, 2002. CDI paid $124,921 upon signing the sponsored research agreement. The balance of $124,537 was due on or before August 27, 2000. The development plan calls for a team of researchers, under the direction of Dr. Highsmith, to:

          *    Develop  a  series  of   monoclonal   antibodies   to  telomerase
               (estimated time to complete: 8-10 months)

          *    Develop an  immunoassay  (ELISA  format) to detect  telomerase in
               human  blood   (estimated   time   complete:   2-4  months  after
               development of the monoclonal antibodies)

          * Obtain preliminary data demonstrating the clinical utility of telomerase as a tumor marker in patients with lung cancer
               (estimated time to complete: 6 months after development of the test kit)

         As of March 31, 2001, the $124,537 balance remains outstanding. UMB may terminate the Sponsored Research Agreement upon 10 days notice if any payment due from us is not received by the date specified in the agreement, or within the 10 day notice period. As of the date of this filing, we have not received a notice from the UMB. There is no assurance that UMB will not send us a notice demanding payment. If notice is sent and we do not have the funds to pay the demand within the specified time period, the Sponsored Research Agreement may be terminated by UMB.

         DOCRO Professional Services Agreement- Telomerase Assay
         -------------------------------------------------------
     On June 21, 2000, Lexon entered into a $1,859,000 Professional Services and Mutual Confidentiality Agreement with Diagnostic Oncology CRO, Inc. of Seymour, Connecticut for DOCRO to conduct a technology assessment and development program for the telomerase tumor marker technology. The Agreement is attached as Exhibit
10.35. This program requires DOCRO to assess the current technical and clinical performance of the existing telomerase reagents as provided by Dr. Highsmith, then for DOCRO to develop or obtain purified telomerase antigens (including various peptides and, if possible, native and recombinant protein, for known forms of the telomerase protein/nucleic acid complex) expressed in humans. DOCRO will then raise or obtain a variety of monoclonal antibodies and polyclonal antibodies to these various antigens to determine if any telomerase antigen is overexpressed in the tissue, blood, other body fluids, and other specimen matrices from humans diagnosed with lung or other cancers when compared to similar specimens from apparently healthy, normal humans and from a variety of humans diagnosed with other non-malignant diseases. Further, if a telomerase antigen is determined by DOCRO to be overexpressed in malignant disease and not in non-malignant disease or apparently healthy normals and Lexon agrees, DOCRO shall develop an enzyme immunoassay for such a telomerase antigen to confirm the results in the blood or other fluid specimen matrix of a statistically significant number (maximum of 400) of patients.

         National Institutes of Health
         -----------------------------
         A portion of the research and development related to the Ebaf Assay and the Telomerase Assay was funded by grants from the National Institutes of Health ("NIH"). The Patent and Trademark Act (Public Law 96-517), also known as the Bayh-Dole Act, created a uniform patent policy among federal agencies that fund research. The Bayh-Dole Act enables small businesses and non-profit organizations, including universities, to retain title to materials and products they invent with federal funding. In return, the U.S. government retains a perpetual, non-exclusive right to use for government purposes any invention that results from its funding without having to pay license fees and royalties. In addition, the U.S. government is protected from lawsuits and infringement claims. There is no assurance that the interests of the U.S. government will not materially adversely affect us or our business.

         Employment Agreements
         ---------------------
         On January 3, 2001, we entered into written employment agreements with our Gifford Mabie, our sole officer and director, and Rhonda Vincent, Thomas Coughlin and Vicki Pippin, our employees. The terms of their respective employment agreements are the same, except that Mr. Mabie's employment agreement states he will not compete with us for one-year after he resigns voluntarily or is terminated for cause. If Mr. Mabie is terminated without cause or if he resigns because a change of control has occurred, then the non-compete clause of his employment agreement will not be applicable. The employment agreements are attached as Exhibits 10.37 through 10.40.

         The term of each employment agreement is for one year, ending January 3, 2002 with an automatic and continuous renewal for consecutive two year periods. Each agreement can be ended either by us or by the employee upon 30 days' written notice. Each agreement provides for an annual salary of at least $100,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. Each employee's salary will be accrued by the Company and paid in whole or in part as cash is available. If an employee resigns or is terminated for any reason, his or her accrued and unpaid salary plus severance pay ranging from three (3) months to twenty-four (24) months, depending on the circumstances of his or her departure, will be due and payable within 30 days of his or her resignation or termination. Under each employment agreement, we provide certain fringe benefits, including, but not limited to, participation in pension plans, profit-sharing plans, employee stock ownership plans, stock appreciation rights, hospitalization and health insurance, disability and life insurance, paid vacation and sick leave. We will reimburse each employee for any reasonable and necessary business expenses, including travel and entertainment expenses that are necessary to carry out his or her duties. Each employee has the right to participate in other businesses as long as those businesses do not compete with us and so long as the employee devotes the necessary working time, as determined in his or her sole discretion, to our business activities. We will indemnify each employee for all legal expenses and liabilities incurred with any proceeding involving the employee by reason of his or her being an officer, director, employee or agent of the Company. We will pay reasonable attorney fees and expenses as incurred in the event that, in the employee's sole judgment, he or she needs to retain counsel or otherwise expend personal funds for his or her defense. If there is a change in control, each employee has the right to resign. A change in control is defined as a change in the majority of Directors within any twelve month period without 2/3 approval of the shares outstanding and entitled to vote, or a merger where less than 50 percent of the outstanding common stock survives and a majority of the Board of Directors remains, or the sale of substantially all of our assets, or if any other person or group acquires more than 50 percent of the voting capital.

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

         The FDA requires a separate approval for each proposed indication for the use of our products. We expect that our first indication for both the Ebaf Assay and the Telomerase Assay will only involve their use as monitoring devices for cancer patients. Subsequently, we expect to expand each product's indication for use as a screening method. In order to do so, we will have to design additional clinical trials, submit the trial designs to the FDA for review, and complete those trials successfully. We cannot guarantee that the FDA will approve our products for any indication. We can only promote our products for indications which have been approved by the FDA. Moreover, it is possible that the FDA may require a label cautioning against the use of our products for any or all other indications.

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

         10.  Estimate of the amount spent on research and development

         During the past two years (from April 1, 1999 to March 31, 2001) we spent $234,700 on research and development activities. Of this amount, $139,617 was paid to DOCRO, $90,779 was paid to North Shore, $4,304 was paid to UMB. No customer has or is expected to bear any direct research and development expense.

         In addition, we have committed to spend $1,495,000 pursuant to our agreements with DOCRO to develop the Ebaf Assay and $1,859,000 pursuant to our agreement with DOCRO to develop the Telomerase Assay. We must also pay UMB $124,527 pursuant to our sponsored research agreement with them. We estimate that we will need $400,000 to support Dr. Tabibzadeh's ebaf research for another year.

         11.  Costs and effects of environmental compliance

         We have not incurred any environmental compliance costs to date and we do not expect to incur any environmental compliance costs in the future.

         12.  Number of total employees and number of full time employees

         We have no full time employees. We have five employees, including our sole officer and director, who provide services to us on a part-time basis. Our employees are each engaged in other business activities and devote such time as he or she feels is reasonably necessary to carry out our business. Our employees are employed by the same four other companies. Although these other companies are engaged in business activities that are different from our business, there may exist potential conflicts in the amount of time each person devotes to our business. Consequently, developing our business may require a greater period of time than if our employees were employed by us on a full time basis.

         On January 3, 2001, we entered into written employment agreements with Gifford Mabie, Dr. Thomas Coughlin, Rhonda Vincent and Vicki Pippin. For details about the employment agreements, see Item 7. Patents, Trademarks, Licenses, Royalty Agreements or Labor Contracts.


Item 2.  Description of Property

         Our executive office is located at 8908 South Yale Avenue, Suite 409, Tulsa, Oklahoma, 74137. We lease our 2,700 square feet office space from Oklahoma National Bank. Our office is shared with other companies owned in part by our sole officer and director and our employees. The lease expires March 31, 2002. Our portion of the present $3,600 monthly lease payment is $800 per month.


Item 3. Legal Proceedings

         There are no legal proceedings pending or threatened as of March 31, 2000. The Company is currently negotiating the resolution of a dispute with Swartz Private Equity, LLC over a $100,000 non-usage fee related to the Investment Agreement dated May 19, 2000. No legal action is pending or threatened and both parties are working to resolve the matter.

Item 4. Submission of Matters to a Vote of Security Holders

         None

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         (a) Market information.

         Our common stock is traded in the over-the-counter market and is quoted on the OTC Bulletin Board under the trading symbol "LXXN".

         The following table sets forth the high and low sales prices for our common stock for each quarter in the last two fiscal years as reported by the OTC Bulletin Board. The quotations shown represent inter-dealer prices without adjustments for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

         Quarter ended                        High              Low
         -------------                       -----             -----
         March 31, 1999                      $2.28             $1.12
         June 30, 1999                       $5.50             $2.43
         September 30, 1999                  $4.00             $2.00
         December 31, 1999                   $2.81             $0.93
         March 31, 2000                      $3.56             $0.87
         June 30, 2000                       $2.75             $1.34
         September 30, 2000                  $1.43             $0.66
         December 31,2000                    $0.91             $0.22

         (b)  Holders

         As of March 31, 2001, there were approximately 61 holders of record of our common stock.

         (c)  Dividend Policy

         We do not pay dividends.

 Item 6. Plan of Operation

         We have no operating history prior to December 16, 1997. We have no revenues from the sale of products to date and have funded our activities through the sale of our common stock and through loans by our shareholders.

         During the next twelve months, we must raise approximately $4,500,000 to complete the development of the Ebaf Assay and the Telomerase Assay and to gather the preclinical data for the FDA. If we are successful in raising the capital required, we estimate that it will take approximately 10 months to complete the development of the Ebaf Assay and to gather its preclinical data and we estimate that it will take approximately 14 months to complete the development of the Telomerase Assay and to gather its preclinical data. It is our understanding that preclinical data will be used to determine the extent of the clinical trial. The clinical trial is necessary to obtain FDA approval. If the preclinical data is acceptable to DOCRO and us, then we will meet with the FDA to determine the extent of a clinical trial. We estimate that a clinical trial for the Ebaf Assay will last approximately 8-12 months and will cost us $8-$10 million. We estimate that a clinical trial for the Telomerase Assay will last approximately 8-12 months and will cost us $8-$10 million.


         (i)  Cash Requirements

         During the next twelve months, we will require approximately $4,500,000. Of this amount, $1,495,000 is required by our agreement with DOCRO to develop the Ebaf Assay and to gather the preclinical data for the FDA, $1,859,000 is required by our agreement with DOCRO to develop the Telomerase Assay and to gather the preclinical data for the FDA, $124,527 is required by our sponsored research agreement with UMB, $400,000 is our estimate of the cost for Dr. Tabibzadeh's continued scientific investigation of ebaf for one year and $600,000 is our estimate of the operating expenses of the Company for one year. There is no assurance that the $4,500,000 will be available to us on acceptable terms when we needed it. Any additional capital may involve substantial dilution to the interests of our existing shareholders.

         (ii)  Product Development and Research Plan for the Next Twelve Months

         Ebaf Assay
         ----------
         If we are successful in raising the $1,495,000 required, DOCRO will complete the development of the Ebaf Assay and will then gather the preclinical data for the FDA. We estimate the development and data gathering process will take about 10 months. Our agreement with DOCRO states that DOCRO will assess the current technical and clinical performance of the existing ebaf reagents as provided by Dr. Tabibzadeh. DOCRO must then develop purified ebaf antigens for all four known forms of ebaf protein expressed in human tissue. Next, DOCRO will raise a variety of monoclonal antibodies and polyclonal antibodies to these various antigens to determine if any ebaf protein is overexpressed in the tissue, blood, other fluids of people diagnosed with colorectal cancer when compared to similar specimens from apparently healthy, normal people and to specimens from people diagnosed with other malignant or non-malignant diseases. If an ebaf protein is determined by DOCRO to be overexpressed in malignant disease and not in non-malignant disease or apparently healthy normals and we agree, DOCRO will then develop an enzyme immunoassay for such ebaf protein to confirm the results in the blood or other fluid specimens of a statistically significant number of patients (maximum of 400).

         Telomerase Assay
         ----------------

         If we are successful in raising the $1,859,000 required, DOCRO will complete the development of the Telomerase Assay and will gather the preclinical data for the FDA. We estimate the development and data gathering process will take about 14 months. Our agreement with DOCRO states that DOCRO will assess the current technical and clinical performance of the existing telomerase reagents as provided by Dr. Highsmith, then for DOCRO to develop or obtain purified telomerase antigens (including various peptides and, if possible, native and recombinant protein, for known forms of the telomerase protein/nucleic acid complex) expressed in humans. DOCRO will then raise or obtain a variety of monoclonal antibodies and polyclonal antibodies to these various antigens to determine if any telomerase antigen is overexpressed in the tissue, blood, other body fluids, and other specimen matrices from humans diagnosed with lung or other cancers when compared to similar specimens from apparently healthy, normal humans and from a variety of humans diagnosed with other non-malignant diseases. Further, if a telomerase antigen is determined by DOCRO to be overexpressed in malignant disease and not in non-malignant disease or apparently healthy normals and Lexon agrees, DOCRO shall develop an enzyme immunoassay for such a telomerase antigen to confirm the results in the blood or other fluid specimen matrix of a statistically significant number (maximum of 400) of patients.

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

         None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         (a)  Identify Directors and Executive Officers

     Gifford M. Mabie, age 60, is our sole officer and director. He has been an executive officer and director of the Company since December 1997 (inception). From 1982 to 1994, Mr. Mabie was Senior Vice President of CIS Technologies, Inc. (NASD: CISI), a leading healthcare information company that was purchased by National Data Corporation (NYSE: NDC) in 1996. Mr. Mabie was instrumental in raising over $40 million in capital that funded acquisitions and new product development. As a result, that company's revenues grew from $105,000 in 1987 to over $40 million in 1995. Prior to CIS, Mr. Mabie was with Honeywell Information Systems, Inc., where he ranked as one of its top five salesmen worldwide. Prior to joining Honeywell, he was corporate controller with W.B. Dunavant & Company, one of the world's largest cotton brokers. He holds degrees in accounting and economics from Memphis State University and served for eight years in the United States Navy.

     Mr. Mabie is also the sole officer and director of Maxxon, Inc. (OTC Bulletin Board: MXON). Mr. Mabie is also an officer and/or director of the following privately-held emerging technology companies: Image Analysis, Inc., a color magnetic resonance imaging technology company; Centrex, Inc., an e.coli detection and measurement company; and Nubar Enterprises, Inc., a laminated carbon fiber reinforcing bar company.

(b)  Significant Employees

     The following individuals are not executive officers but are expected by the Company to make a significant contribution to our business:

     Thomas R. Coughlin, M.D., age 52, is Medical Advisor for Lexon. For 25 years prior to joining Lexon in January, 1999, Dr. Coughlin was a cardiovascular surgeon. From 1992 to 1995, he was Medical Director of Cardiovascular Surgical Services at Alexandria Hospital in Alexandria Virginia and from 1991 to 1995, was Assistant Clinical Professor, Thoracic and Cardiovascular Surgery at George Washington University Medical Center in Washington, D.C. He has received numerous professional honors and has published 25 research papers. He is a graduate of the University of Rochester School of Medicine and Dentistry, Rochester, New York (M.D.) and of Seton Hall University (B.S.). He is also Medical Advisor for Maxxon, Inc. and Centrex, Inc. and is an officer and director of Image Analysis, Inc. and Nubar Enterprises, Inc.

     Rhonda R. Vincent, age 37, is Financial Reporting Manager for Lexon. From incorporation until July 16, 1999, when she resigned as an officer and director of Lexon, Ms. Vincent was Vice President, Secretary and Treasurer of Lexon. From 1994 to 1997, Ms. Vincent was Vice President, Secretary, Treasurer and Director of Corporate Vision, Inc., a multimedia software development company. For five years prior thereto, Ms. Vincent held various accounting and investor relations positions with CIS Technologies, Inc., a leading healthcare information processing company that was purchased by National Data Corporation in 1996. She began her career as an audit associate with the public accounting firm of Coopers & Lybrand. Ms. Vincent is a Certified Public Accountant and holds a Bachelor of Science degree in accounting from Oral Roberts University. She is also Financial Reporting Manager for Maxxon, Inc. and Centrex, Inc., and is an officer and director of Image Analysis, Inc. and Nubar Enterprises, Inc.

     Vicki L. Pippin, age 41, is Administrative Manager for Lexon. She is also Administrative Manager for Maxxon, Inc., Image Analysis, Inc., Centrex, Inc., Nubar Enterprises, Inc. She has had more than 20 years in senior executive administration for various public companies in the aerospace and healthcare software industries, including McDonnell Douglas, Burtek Industries and CIS Technologies.

(c)  Family Relationships

         None.

(d) Involvement in Legal Proceedings of Officers, Directors and Control Persons

         None.

Item 10.  Executive Compensation

     Mr. Mabie, our sole officer and director, has received no salary or bonus since inception. There were no common stock options granted to Mr. Mabie during 2000.



Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values


----------------- ----------------- ---------------- ------------------------ -------------------------
                                                        Number of Securities      Value of Unexercised
                                                      Underlying Unexercised              In-the-Money
                   Shares Acquired                           Options/SARs at           Options/SARs at
Name                   On Exercise   Value Realized        December 31, 2001         December 31, 2001
----------------- ----------------- ---------------- ------------------------ -------------------------

Gifford Mabie                  N/A              N/A                  250,000                   N/A (1)
----------------- ----------------- ---------------- ------------------------ -------------------------

(1) The closing price of our common stock on December 31, 2001 was $0.34. Because Mr. Mabie's 250,000 options were exercisable at $1.5625 per share, none were "in-the-money" at December 31, 2000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following shareholders are known to us to own more than 5% of the outstanding common stock of the Company. Except as otherwise indicated, all information is as of March 31, 2001 and ownership consists of sole voting and investment power.


                                                                                      Percent of
                                                                 Common Shares       Outstanding
       Name and Address             Relationship to Company          Owned (1)            Shares
       ----------------             -----------------------      -------------       -----------

       UTEK Corporation                    Beneficial Owner       1,160,973 (2)            9.04%
       202 Wheeler Street
       Plant City, FL 33566

       Goodbody International, Inc.        Beneficial Owner         750,000 (3)            5.62%
       4546 Barclay Drive, Suite C
       Atlanta, GA  30338

       Gifford M. Mabie                    Sole Officer and       1,164,286                9.07%
       8908 S. Yale Ave. #409                      Director
       Tulsa, OK  74137

       Rhonda R. Vincent                           Employee       1,044,552 (4)            8.14%
       8908 S. Yale Ave. #409
       Tulsa, OK  74137

       Thomas R. Coughlin                          Employee         814,285                6.34%
       8908 S. Yale Ave. #409
       Tulsa, OK  74137

       Vicki L. Pippin                             Employee         741,286                5.77%
       8908 S. Yale Ave. #409
       Tulsa, OK  74137

       Sole Officer and Director and  Employees
       as a Group (4 persons)                                     3,764,410               29.32%

       Beneficial  Owners,   Sole  Officer  and
       Director and Employees as a Group                          5,675,383               42.55%
       (6 persons)


(1) With the exception of Goodbody International, the percentage of shares owned was based on 12,838,735 shares issued and outstanding as of March 31, 2001. There are no unexercised stock options presently outstanding. For Goodbody International, the percentage of shares owned was based on 12,838,735 shares issued and outstanding as of March 31, 2001 plus their 500,000 warrants.

(2) Consists of 250,000 shares owned of record plus warrants to purchase 500,000 shares of common stock.

(3) UTEK is a publicly-traded corporation. UTEK's common stock is traded on the NASDAQ Small Cap market under the symbol "UTOB".

(4) Includes 98,000 shares owned by Investor Relations Corporation, of which Ms. Vincent is the sole officer, director and shareholder.

Common Stock Options and Warrants Outstanding
---------------------------------------------
         At March 31, 2000, the Company had outstanding options to purchase up to 850,000 shares of common stock at exercise prices ranging from $1.20 to $1.5625 per share and outstanding warrants to purchase up to 1,016,062 shares of common stock at prices ranging from $0.48 to $2.06 per share.

Item 12. Certain Relationships and Related Transactions

         During the past two years, we have had the following transactions in excess of $60,000 with related parties:

         On  August  4,  1999,  we  borrowed   $100,000  from  a  non-affiliated
shareholder at a 10% interest rate due December 31, 2000. On March 23, 2000, we repaid the shareholder the $100,000 plus $6,444 in accrued interest.

         During the past two years, Gifford Mabie, our sole officer and director, advanced us $96,407 of which we have repaid $48,200 to date.

         On February 23, 2001, Gifford Mabie, Thomas Coughlin, Rhonda Vincent and Vicki Pippin each exercised an option to purchase 714,286 shares of common stock at an exercise price of $0.25 per share. Each person gave the Company an unsecured promissory note in the amount of $178,571.50. The notes are due February 23, 2008 and accrued interest at a rate of 8% per year. A form of the note is included as Exhibit 10.41.

Item 13. Exhibits and Reports on Form 8-K

         None

                                    PART III

Index to and Description of Exhibits


Ex.
No.       Description of Exhibit
----      ----------------------
10.34     Professional   Services   and   Confidentiality    Agreement   between
          Registrant and Diagnostic Oncology CRO, Inc. dated April 4, 2000
10.35     Professional   Services   and   Confidentiality    Agreement   between
          Registrant and Diagnostic Oncology CRO, Inc. dated June 9, 2000
10.36     Professional   Services   and   Confidentiality    Agreement   between
          Registrant and Diagnostic Oncology CRO, Inc. dated July 17, 2000
10.37     Employment Agreement with Gifford Mabie dated January 3, 2001
10.38     Employment  Agreement  with Dr. Thomas  Coughlin dated January 3, 2001
10.39     Employment Agreement with Rhonda Vincent dated January 3, 2001
10.40     Employment Agreement with Vicki Pippin dated January 3, 2001
10.41     Form of Promissory Note dated February 23, 2001
23.0      Consent of Tullius Taylor Sartain & Sartain LLP
27.0 Financial Data Schedule at December 31, 2000 (for electronic filers only)

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  LEXON, INC.

                                  /s/ GIFFORD MABIE
                                  -------------------------------------
                                  By:  Gifford Mabie, Sole Officer and Director


Date:    April 16, 2001

                                    Part F/S


                 INDEX TO FINANCIAL STATEMENTS AND RELATED NOTES


AUDITED FINANCIAL STATEMENTS

Independent Auditors' Report............................................... F-1

Balance Sheet at December 31, 2000......................................... F-2

Statement of Operations from inception (December 16, 1997)................. F-3 through December 31, 2000

Statement of Cash Flows from inception (December 16, 1997)................. F-4 through December 31, 2000

Statement of Shareholders' Equity from inception (December 16, 1997)
through December 31, 2000.................................................. F-5

Notes to Financial Statements from inception (December 16, 1997)
through December 31, 2000.................................................. F-6

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Lexon, Inc.


We have audited the accompanying balance sheets of Lexon, Inc., a Development Stage Company, as of December 31, 2000 and 1999, and the related statements of operations, cash flows and shareholders' equity for the period from inception (December 16, 1997) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lexon, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, and the period from inception (December 16, 1997) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company is a development stage company with insufficient revenues to fund development and operating expenses. This condition raises substantial doubt about its ability to continue as a going concern. Management's plan concerning this matter is also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Tullius Taylor Sartain & Sartain LLP
Tulsa, Oklahoma
January 26, 2001

                                   Lexon, Inc.
                          (A Development Stage Company)

                                 Balance Sheets
                     December 31, 2000 and December 31, 1999



                                                     December 31,  December 31,
                             ASSETS                          2000          1999
                                                     ------------  ------------
Current assets
Cash                                                         $820       $10,041
Due from related parties                                    6,532         9,703
Prepaid expenses                                                -         4,062
                                                     ------------  ------------
   Total current assets                                     7,352        23,806
                                                     ------------  ------------
Other assets
Licensed technology, net                                  207,397       146,794
Sponsored research, net                                   124,729        77,813
                                                     ------------  ------------
      Total other assets                                  332,126       224,607
                                                     ------------  ------------
TOTAL ASSETS                                             $339,478      $248,413
                                                     ============  ============
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                  $91,429       $37,214
Interest payable                                           19,834         4,900
Payable to DOCRO                                          350,000             -
Payable to UTEK                                            30,000       132,000
Payable to North Shore University                          27,054        54,108
Payable to University of Maryland                         124,537             -
Related party payables                                    188,709       119,627
                                                     ------------  ------------
   Total current liabilities                              831,563       347,849
                                                     ------------  ------------
Shareholders' equity
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;  no shares
   issued and outstanding at December 31, 2000 and
   December 31, 1999, respectively                              -             -
Common stock, $0.001 par value,
   45,000,000 shares authorized;
   9,202,735 shares and 6,809,513 shares
   issued and outstanding at December 31, 2000 and
   December 31, 1999, respectively                          9,203         6,810
Paid in capital                                         7,490,720     3,249,558
Deficit accumulated during the development stage       (7,992,008)   (3,355,804)
                                                     ------------  ------------
                                                         (492,085)      (99,436)
                                                     ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $339,478      $248,413
                                                     ============  ============


The accompanying notes are an integral part of the financial statements

                                   Lexon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
        From Inception (December 16, 1997) Through December 31, 2000 and
                 For the Years Ended December 31, 2000 and 1999



                                         From inception
                                          (December 16,
                                          1997) through   December 31,   December 31,
                                      December 31, 2000           2000           1999
                                      -----------------   ------------   ------------
Revenue                                             $ -            $ -            $ -

Expenses
Research and development                      1,388,048        580,393        626,122
General and administrative                    6,198,178      4,031,431      1,768,198
                                      -----------------   ------------   ------------
   Total operating expenses                   7,586,226      4,611,824      2,394,320
                                      -----------------   ------------   ------------
Operating loss                               (7,586,226)    (4,611,824)    (2,394,320)

Interest expense                                405,782         24,380          8,318
                                      -----------------   ------------   ------------
Net loss                                   $ (7,992,008)  $ (4,636,204)  $ (2,402,638)
                                      -----------------   ------------   ------------
Weighted average shares outstanding           6,691,339      7,780,466      6,698,089

Loss per share                                  $ (1.19)       $ (0.60)       $ (0.36)


The accompanying notes are an integral part of the financial statements

                                   Lexon, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
        From Inception (December 16, 1997) through December 31, 2000 and
                 For the Years Ended December 31, 2000 and 1999




                                                                              From inception
                                                                               (December 16,
                                                                               1997) through         Year Ended          Year Ended
                                                                           December 31, 2000  December 31, 2000   December 31, 1999
                                                                           -----------------  -----------------   -----------------
Operating activities
Net loss                                                                        $ (7,992,008)      $ (4,636,204)       $ (2,402,638)
Plus non-cash charges to earnings:
   Amortization of license and sponsored research agreements                         464,663            217,018             165,096
   Value of common stock options granted to non-employees for services             1,299,218                  -           1,101,248
   Amortization of Stock Options Issued to Non-employee Lenders                      356,346                  -                   -
   Value of services contributed by employees                                        911,479            410,000             280,000
   Value of stock issued for services                                              3,375,336          3,153,661             221,675
Change in working capital accounts:
  (Increase) decrease in prepaid expenses                                                  -              4,063              (4,062)
  (Increase) decrease in other receivables                                            (6,532)             3,171              (9,703)
   Increase in accounts payable and accrued liabilities                               91,429             54,214              12,087
   Increase (decrease) in interest payable                                            19,834             14,934             (11,839)
   Increase in payable to DOCRO                                                      350,000            350,000                   -
   Increase (decrease) in payable to North Shore                                      27,054           (159,054)            186,108
                                                                           -----------------  -----------------   -----------------
      Total operating activities                                                  (1,103,181)          (588,197)           (462,028)
                                                                           -----------------  -----------------   -----------------
Financing activities
Loans from related parties                                                           533,309            183,682             119,627
Repayment of loans from related parties                                             (344,600)          (114,600)           (230,000)
Sale of common stock for cash:
   To founders                                                                         5,000                  -                   -
   To third-party investors                                                        1,371,727            445,519             557,550
   Payment of issue costs                                                           (140,498)                 -             (92,210)
   To employees upon exercise of employee stock options                              320,313            234,375              85,938
                                                                           -----------------  -----------------   -----------------
      Total financing activities                                                   1,745,251            748,976             440,905
                                                                           -----------------  -----------------   -----------------
Investing activities
Purchase of Cancer Diagnostics Inc.                                                 (170,000)          (170,000)                  -
Purchase of exclusive licenses                                                      (160,000)                 -                   -
Payment of sponsored research contract                                              (311,250)                 -                   -
                                                                           -----------------  -----------------   -----------------
      Total investing activities                                                    (641,250)          (170,000)                  -
                                                                           -----------------  -----------------   -----------------
Change in cash                                                                           820             (9,221)            (21,123)
Cash at beginning of period                                                                -             10,041              31,164
                                                                           -----------------  -----------------   -----------------
Cash at end of period                                                                  $ 820              $ 820            $ 10,041
                                                                           =================  =================   =================
Supplemental disclosure of cash flow information:
   Cash paid for interest during the period                                         $ 21,389            $ 1,233            $ 20,156

Non-cash financing and investing activities:
   Common stock issued in Gentest Merger                                             $ 1,000                $ -                 $ -



The accompanying notes are an integral part of the financial statements

                                   Lexon, Inc.
                          (A Development Stage Company)

                        Statement of Shareholders' Equity
        From Inception (December 16, 1997) through December 31, 2000 and
                 For the Years Ended December 31, 2000 and 1999




                                                            Shares of     Common      Paid In
                                                                Stock      Stock      Capital      Net Loss         Total
                                                            ---------     ------      -------      ---------       -------

Balance at December 16, 1997 (Inception)                            -        $ -          $ -           $ -           $ -

Contribution of services by officer and employees                   -          -        1,479             -         1,479
Net Loss through December 31, 1997                                  -          -            -        (1,719)       (1,719)
                                                            ---------     ------      -------      ---------       -------
Balance at December 31, 1997                                        -          -        1,479        (1,719)         (240)
                                                            ---------     ------      -------      ---------       -------
Common stock issued for cash:
To Founders                                                 5,000,000      5,000            -             -         5,000
To Third-Party Investors                                      164,621        165      368,494             -       368,659
Issuance of additional shares to
Third party Investors                                          81,151         81          (81)            -             -
Less issue costs                                                    -          -      (48,288)            -       (48,288)
Common stock issued for services                               33,541         33          (33)            -             -
Common stock issued in Gentest Merger                       1,000,000      1,000            -             -         1,000
Value of stock options to non-employees                             -          -    1,049,241             -     1,049,241
Contribution of services by officer and employees                   -          -      220,000             -       220,000
Net Loss through December 31, 1998                                  -          -            -      (951,447)     (951,447)
                                                            ---------     ------      -------      ---------       -------
Balance at December 31, 1998                                6,279,313      6,279    1,590,812      (953,166)      643,925
                                                            ---------     ------      -------      ---------       -------
Common stock issued for cash:
    To third-party investors                                  385,700        386      557,164             -       557,550
     Less issue costs                                               -          -      (92,210)            -       (92,210)
To employees upon exercise of stock options                    55,000         55       85,883             -        85,938
Common stock issued for services                               89,500         90      221,585             -       221,675
Value of stock options granted to non-employees                     -          -      606,324             -       606,324
Contribution of services by officer and employees                   -          -      280,000             -       280,000
Net Loss through December 31, 1999                                  -          -            -    (2,402,638)   (2,402,638)
                                                            ---------     ------      -------      ---------       -------
Balance at December  31, 1999                               6,809,513      6,810    3,249,558    (3,355,804)      (99,436)
                                                            ---------     ------      -------      ---------       -------
Common stock issued for cash:
    To third-party investors                                  312,530        313      215,754             -       216,067
To employees upon exercise of stock options                   150,000        150      234,225             -       234,375
     Less cost of capital                                           -          -       (4,922)            -        (4,922)
Common stock issued for services                            1,543,222      1,543    1,672,019             -     1,673,562
Value of stock issued in anticipation of puts with Swartz     387,470        387         (387)            -             0
Value of stock warrants granted to non-employees                    -          -    1,714,473             -     1,714,473
Contribution of services by officer and employees                   -          -      410,000             -       410,000
Net Loss through December 31, 2000                                  -          -            -    (4,636,204)   (4,636,204)
                                                            ---------     ------      -------      ---------       -------
Balance at December  31, 2000                               9,202,735    $ 9,203  $ 7,490,720  $ (7,992,008)   $ (492,085)
                                                            ---------     ------      -------      ---------       -------


The accompanying notes are an integral part of the financial statements

                                  Lexon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
        From Inception (December 16, 1997) through December 31, 2000 and
                 For the Years Ended December 31, 2000 and 1999


Note 1--  Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations
Lexon, Inc. ("Lexon" or "the Company") is a development stage corporation that acquires, develops, and markets emerging medical technologies. Lexon owns the exclusive worldwide license to develop, manufacture, obtain FDA approval for, and market a cancer screening test kit for detecting the Ebaf protein, which allows for early, non-invasive screening for colon cancer and certain types of ovarian and testicular cancers. The Company also owns, through Cancer Diagnostics, Inc. ("CDI"), the exclusive worldwide license to the Telomerase Assay, a blood screening test for lung cancer.

Development Stage Operations
The Company was incorporated on December 16, 1997, under the laws of the state of Oklahoma. Since inception, the Company's primary focus has been raising capital and developing the Ebaf blood screening process.

Income Taxes
The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on the differences between the financial statements and tax bases of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse.

Compensation of Officers and Employees
The Company's sole officer and director and its other employees serve without pay or other non-equity compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the years ended December 31, 2000 and 1999, and for the period from inception (December 16, 1997) to December 31, 2000, the Company recorded $410,000,
$280,000, and $911,479, respectively, as a capital contribution by its sole officer and director and its other employees.

Fair Market Value of Stock Issued for Services
The fair market value of stock issued as payment for services is equal to the closing price of the Company's Common Stock on the date shares are granted or on the date agreements for services are signed. On November 4, 1998, the Company's Common Stock began trading on the OTC Bulletin Board under the symbol "LXXN". Prior to trading, the Board of Directors determined the fair market value of stock issued as payment for services.

Stock-based Compensation
The Company accounts for stock-based compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The
Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus in Issue No. 96-18.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development ("R&D") Costs
The Company is amortizing the $311,250 paid pursuant to the Sponsored Research Agreement for the Ebaf assay over two years, which is the life of the service agreement. The $249,458 to be paid pursuant to the Sponsored Research Agreement for the Telomerase assay acquired through the purchase of CDI is being amortized over two years, which is the life of the service agreement (See Note 5). Any other costs relating to the development of the Ebaf and Telomerase Assays are expensed as incurred. Compensation cost associated with stock options granted to Dr. Tabibzadeh, the inventor of the Ebaf Assay, is recorded by the Company as R&D expense.

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

The Gentest assets acquired and liabilities assumed are summarized as follows:

    License Agreements                              $161,000
    Sponsored Research Agreement                     311,250
                                              ----------------

    Total Cost of Assets Acquired                    472,250

    Obligations Assumed                             (471,250)
                                              ----------------

    Purchase Cost                                    $ 1,000
                                              ================

Note 3--  Exclusive License--Ebaf Assay

On July 8, 1998, the Company paid $100,000 to the University of South Florida Research Foundation ("USFRF") and $5,000 to North Shore University Hospital
Research Foundation ("North Shore") for the exclusive worldwide license to develop and market the cancer screening test kits. In addition, the Company paid $55,000 to UTEK for services rendered in connection with securing the license agreements. The exclusive license is being amortized over 17 years using the straight-line method. At December 31, 2000, the amount of accumulated amortization related to the Exclusive License was $23,676.

Note 4--  Sponsored Research Contract--Ebaf Assay

On July 8, 1998, the Company paid $311,250 to North Shore under the terms of a Sponsored Research Agreement to develop the cancer screening test kits. The contract specifies a 24-month development period with costs not to exceed $311,250. The Sponsored Research Agreement is amortized over 2 years using the straight-line method, with amortization costs recorded as research and development expenses. At December 31, 2000, the amount of accumulated amortization related to the Sponsored Research Agreement was $311,250.

Note 5--  Purchase of Cancer Diagnostics, Inc.

         On January 29, 2000, Lexon purchased 100% of the Common Stock of CDI, a Florida corporation, according to the terms of a Stock Purchase Agreement. By reason of the stock purchase, CDI became a wholly-owned subsidiary of Lexon. CDI owns the exclusive worldwide license to the Telomerase Assay, a patent-pending blood test for lung cancer being developed at the University of Maryland, Baltimore ("UMB"). CDI is party to a two-year sponsored research agreement to fund the development and commercialization of the Telomerase Assay for the ELISA format at the University of Maryland, Baltimore.

         Lexon purchased all of the outstanding Common Stock of CDI from CDI's sole shareholder UTEK Corporation ("UTEK") for a total of $200,000. Lexon paid $50,000 in cash and gave UTEK a secured promissory note for $150,000. The secured promissory note bears interest at 10% per year and is payable in three monthly installments of $50,000 each, due on April 30, May 31 and June 30, 2000. The Company has paid $70,000 to UTEK to date. The interest rate will increase to 12% per year on any unpaid principal balance after June 30, 2000. To secure the promissory note, Lexon pledged all of the shares of Common Stock of CDI pursuant to a Pledge and Security Agreement. The shares were placed in escrow and will be released upon payment in full of Lexon's obligation to UTEK. As of December 31, 2000, UTEK Corporation has agreed to extend the due date for the secured promissory note to March 31, 2001. The rate of interest on the $30,000 balance is 12%.

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

Note 6--  Exclusive License--Telomerase Assay

Lexon owns the exclusive worldwide license to the Telomerase Assay through its wholly-owned subsidiary CDI. In exchange for the license, CDI agreed to pay UMB a royalty of 4% of Net Sales of products sold using the Telomerase Assay technology. The exclusive license is being amortized over 15 years using the straight-line method. At December 31, 2000, the amount of accumulated amortization related to the exclusive license was $5,005.

Note 7--  Sponsored Research Contract--Telomerase Assay

On August 27, 1999, CDI agreed to pay UMB $249,458 to fund the development of the Telomerase Assay for the ELISA format over a two year period beginning January 4, 2000, and ending January 3, 2002. CDI paid $124,921 upon signing the sponsored research agreement. The balance of $124,537 is due on or before January 1, 2001. The Sponsored Research Agreement is being amortized over 2 years using the straight-line method, with amortization costs recorded as research and development expenses. At December 31, 2000, the amount of accumulated amortization related to the Sponsored Research Agreement was $124,729.

Note 8--  Notes Payable

During 1998, the Company borrowed $50,000 from an officer and $180,000 from a shareholder. The Company executed notes payable which were due December 31, 1998, at an interest rate of 12% per year, which increased to 14% per year after the due date. The notes payable and accrued interest were paid in full during 1999. On October 15, 1998, in connection with these notes, the Board granted 50,000 options to the officer and 180,000 options to the shareholder, each at an exercise price of $1.20 per share. Because no trading market for the Common Stock was yet established, the option exercise price of $1.20 per share was determined by the Board based on the most recent offering price of $2.00 per share less a 40% discount. The discount was determined to be appropriate as stock issued when these options are exercised may be restricted.

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

During 1998, the Company borrowed $1,377 from a related party. As of December 31, 2000, the balance on this loan was $1,377.

During 1999, the Company borrowed $118,250 from non-affiliated shareholders. The Company executed notes payable, which are due December 31, 2000, at an interest rate of 10% per year. Subsequent to December 31, 2000, these notes will accrue interest at a default rate of 16%. As of December 31, 2000, the balance on these loans was $18,250.

During 2000, the Company borrowed $76,500 from its shareholders. The Company executed notes payable, which are due December 31, 2000, at an interest rate of 10% per year. Subsequent to December 31, 2000, these notes will accrue interest at a default rate of 16%. As of December 31, 2000, the remaining balance on these notes was $71,500

Note 9--  Commitments and Contingencies

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

Future Obligations to North Shore University
On March 8, 1999, the Company agreed to fund an additional $81,162 to North Shore in six equal installments of $13,257 each, payable on or before October 1, 1999, December 1, 1999, February 1, 2000, April 1, 2000, June 1, 2000 and August 1, 2000. At December 31, 2000, the balance on the Company's obligation is $27,054.

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

Leases
The Company's executive office is leased from a third party under the terms of a lease agreement that expires March 31, 2002. The office is shared with other companies owned in part by the sole officer and director and the employees of the Company. During 2000 and 1999, the Company recorded $9,600 and $9,600, respectively, for rent expense. The minimum annual lease payments pursuant to the lease agreement and the Company's estimated share are scheduled as follows:

For the Periods Ended     Minimum Annual Lease   Company's Estimated
          December 31                 Payments                 Share
---------------------- ------------------------ ---------------------
     2001                              $45,587                $9,600
     2002                               11,462                 2,292

Swartz Investment Agreement
The Company entered into an investment agreement on May 19, 2000, with Swartz Private Equity, LLC to raise up to $30 million through a series of sales of Lexon's Common Stock ("the Investment Banking Agreement"). The dollar amount of each sale is limited by the Company's Common Stock's trading volume, and a minimum period of time must elapse between each sale. Each sale will be to Swartz. In turn, Swartz will either sell Lexon's stock in the open market, place Lexon's stock through negotiated transactions with other investors, or hold Lexon's stock in their own portfolio.

If Lexon has not put at least $1,000,000 oc common stock to Swartz during any six calendar month period following the effective date of the Agreement, then Lexon shall pay a non-usage of $100,000 les 10% of the aggregate put dollar amount put to Swartz during the period.

Lexon may terminate its right to initiate puts or terminate the Investment Banking Agreement at any time by providing Swartz with notice of such intention to terminate; however, any such termination will not affect any other rights or obligations Lexon has concerning the Investment Banking Agreement or any related agreement. Should Lexon terminate the Investment Banking Agreement prior to initiating puts in the amount of $2,000,000 during the 36 month period of the Investment Banking Agreement, the Company may be required to pay a Non-Usage fee of a maximum of $200,000.

DOCRO Services Agreement
On June 21, 2000 and August 2, 2000, the Company entered into two consulting agreements with Diagnostic Oncology CRO, Inc. ("DOCRO"), a company engaged in providing technology assessment, technology development, and laboratory and clinical trial services to medical device developers, to conduct a technology assessment and development program for Lexon's Ebaf and Telomerase tumor marker technologies. For these services, Lexon agreed to pay DOCRO $1,495,000 and $1,858,900, respectively, which will be paid upon achievement by DOCRO of specific milestones in the operation. As of December 31, 2000, the Company had recorded a payable to DOCRO under the agreements of $350,000.

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

o On May 18, 1998, Lexon commenced its Rule 504 private offering at $2.00 per share. This price was determined by the Board of Directors. There were 125,205 shares of Common Stock sold to third-party investors for $250,410 in cash. The $2.00 offering was terminated on July 31, 1998, when Lexon's 15c211 application was filed with the NASD. The Company's Common Stock began trading on November 4, 1998, at $2.50 per share. On November 6, 1998, Lexon commenced a Rule 504 private offering at $3.00 per share, which price was greater than the closing price of the Company's Common Stock on November 6, 1998 (the date of the offering memorandum). There were 39,416 shares of Common Stock sold to third-party investors for $118,248 in cash. The Company incurred expenses of $48,287 in connection with the offerings. On January 18, 1999, the Company terminated the $3.00 offering and commenced an offering at $1.50 per share, which was equal to the closing price of the Company's Common Stock on January 19, 1999. Although there were no obligations to do so, the Board determined that the investors who paid cash in the $2.00 and $3.00 private offerings should be treated as if they had purchased their shares at $1.50 per share. Accordingly, the Company issued an additional 81,151 shares to those investors (41,735 shares to the $2.00 investors and 39,416 shares to the $3.00 investors). The issuance of the additional shares was treated as a capital transaction, with no effect on shareholders' equity.

o During 1998, the Company issued 33,541 shares of its Common Stock at $2.00 per share for services rendered in connection with the Offering. The $2.00 per share value was determined by the Board of Directors based on the most recent offering price of $2.00 per share.

During the year ended December 31, 1999, the following Common Stock transactions occurred:

o The Company sold 385,700 shares of its Common Stock to third party investors for $557,550 in cash.

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

During the year ended December 31, 2000, the following Common Stock transactions occurred:

o The Company issued 150,000 shares of its Common Stock pursuant to the exercise of employee stock options, for which the Company received $234,375 in cash. The employees exercised their options at $1.5625 per share. The exercise price was equal to the closing price of the Company's Common Stock on the date the options were granted.

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

o The Company issued a total of 1,000,000 shares of Common Stock for services rendered by outside consultants. The shares were valued based on the closing price of the Company's Common Stock on the date the services were rendered or agreements were signed. Of the shares issued, 600,000 were issued at $.84 per share for general business consulting services, and 400,000 shares were issued at $.84 per share pursuant to an investor relations agreement.

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

o In connection with the issuance of stock for services, the Company recorded $1,895,237, $1,673,562 and $221,675, respectively, as G&A expense for the period from inception (December 16, 1997) through December 31, 2000, and for the years ended December 31, 2000 and 1999.

o The Company placed 700,000 shares of stock in escrow for a third party investor pursuant to an investment banking agreement signed on May 19, 2000. As of December 31, 2000, 260,160 and 52,365 shares had been purchased through puts. The sales prices for the shares was $0.75 and $.40 respectively, which were the sales prices calculated using the formulas outlined in the Investment Banking Agreement. Total proceeds from sales of stock under the Investment Banking Agreement are $216,066.

Lexon is authorized to issue 45,000,000 Shares of Common Stock, par value $0.001 per share, of which 9,202,735 shares were outstanding as of December 31, 2000. Lexon is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding. There is no present intent to issue any Preferred Stock.

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

Liquidation Rights
Upon any liquidation, dissolution or winding up of Lexon, holders of shares of Common Stock are entitled to receive pro rata all of the assets of Lexon available for distribution to shareholders after liabilities are paid and distributions are made to the holders of Lexon's Preferred Stock, if any.

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

On August 7, 2000, the Board granted 1,250,000 options to purchase Common Stock at an exercise price of $.84 per share to employees of the Company. The exercise price was equal to the closing price of the Company's Common Stock on the date of grant. No compensation cost was recorded.

SFAS 123, provides an alternative method of determining compensation cost for employee stock options, which alternative method may be adopted at the option of the Company. Had compensation cost for the options granted to employees been determined consistent with SFAS 123, the Company's net loss for the year ended December 31, 2000, would have been increased and EPS would have been reduced to the following pro forma amounts:

                                From Inception
                                       Through             Year Ended
                             December 31, 2000      December 31, 2000
 Net loss:
          As reported             $(7,992,008)            $(4,636,204)
          Pro forma                (9,555,540)             (6,199,736)
 Basic and diluted EPS:
          As reported             $     (1.19)            $     (0.60)
          Pro forma                     (1.42)                  (0.80)

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

Also on October 15, 1998, the Board granted 50,000 options at an exercise price of $1.20 per share to the inventor of the Ebaf screening process. The Company recorded the compensation cost of $98,985 as research and development expense on the date the options were granted.

On October 15, 1998, the Board also granted 180,000 options to a shareholder at an exercise price of $1.20 per share in connection with a loan made by the shareholder to the Company. The Company recorded compensation cost of $356,346 as interest expense on the date the options were granted.

Compensation cost for the October 15, 1998, options was based on an estimated fair value of $1.98 per share, which was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $1.20 per share; stock price of $2.00 per share; risk-free interest rate of 6.0%; expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 151%.

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
                                           ----------------

The options are eligible to vest on a quarterly basis, subject to the achievement of certain market conditions surrounding the Company's stock. If the vesting conditions are not met, the options eligible for vesting are forfeited. Compensation cost will be recorded for the options when and if they become vested. Only vested options are exercisable. All vested options are exercisable until October 27, 2008. On June 30, 1999, 70,000 options exercisable at $1.50 per share became vested. To determine compensation cost, the 70,000 vested options were valued at $3.26 per share based on the Black-Scholes option pricing model, and the Company recorded $228,200 as general and administrative expense. The following assumptions for the Black-Scholes option pricing model were used: exercise price of $1.50 per share, market price on vesting date of $3.375, risk-free interest rate of 5.87%, expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 117%. During the year ended December 31, 1999, 260,000 options at exercise prices ranging from $1.20 to $2.00 per share were forfeited. During the nine months ended September 30, 2000, the remaining 670,000 options at exercise prices ranging from $2.50 to $3.00 per share were forfeited.

On March 4, 1999, the Board granted 250,000 options to purchase Common Stock at an exercise price of $1.5625 per share to Dr. Tabibzadeh, inventor of the Ebaf Assay screening process. The exercise price was equal to the closing price of the Common Stock on the date of grant. The options were valued at $1.49 per share based on the Black-Scholes option-pricing model and the Company recorded $372,500 as research and development expense. The following assumptions for the Black-Scholes option pricing model were used: exercise price of $1.5625, market price of $1.5265, risk- free interest rate of 5.87%, expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 117%.

On March 28, 2000, the Board granted 484,809 warrants to purchase Common Stock to Swartz Institutional Finance ("Swartz") pursuant to the Equity Line Letter of Agreement signed on that day. 280,000 warrants have an exercise price of $2.062 per share. The exercise price was equal to the lowest closing price for 5 trading days prior to the date of execution of all Closing Documents on May 19, 2000. The warrants were valued at $1.575 per share based on the Black-Scholes option pricing model, and the Company recorded $441,000 as a deferred cost of capital, to be charged against the capital received from each put transaction with Swartz. The following assumptions for the Black-Scholes option pricing model were used: exercise price of $2.062, market price of $2.625, risk-free interest rate of 8.00%, expected dividend yield of 0.0, expected life of one year, and estimate volatility of 142%. Subsequent to signing the banking agreement, Lexon filed an S-8 registration statement registering additional outstanding shares. An additional 204,809 warrants were issued to Swartz to comply with the terms of the Investment Banking Agreement which states that Swartz is entitled to own warrants equal to 10% of the total outstanding shares. The warrants have an initial exercise price of $.68 per share. If the date of exercise is more than six months after the date of issuance, the exercise price shall be reset according to the terms outlined in the Warrant Agreement. The warrants issued to Swartz were valued at $1.19 per share based on the S-8 filing and a deferred cost of capital was recorded for $243,723. This amount is being charged against the capital received from each put transaction with Swartz. As of December 31, 2000, $4,922 had been charged against paid in capital.

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

On September 29, 2000, the Board granted 26,016 warrants to purchase Common Stock at an exercise price of $.825 per share to Swartz in conjunction with the first put pursuant to the Investment Banking Agreement.

On November 3, 2000, the Board granted 5,237 warrants to purchase Common Stock at an exercise price of $.4818 per share to Swartz in conjunction with the second put pursuant to the Investment Banking Agreement

Due to the uncertainty surrounding the Company's ability to raise significant amounts of capital, effective December 31, 2000, the costs associated with issuing warrants to Swartz and Goodbody were charged to general and administrative expenses

A summary of the status of the Company's stock options at December 31, 2000, and changes during the year then ended is presented below:

                                                         December 31, 2000
                                                  ------------------------------
                                                                Weighted Average
                                                       Shares     Exercise Price
                                                  ------------  ----------------
 Employees
 Outstanding, beginning of period                  1,687,500               $1.56
 Granted                                           1,250,000                0.84
 Exercised                                          (150,000)               1.56
 Forfeited                                          (300,000)               1.50
                                                  ------------  ----------------
 Outstanding, December 31, 2000                    2,487,500               $1.20
                                                  ------------  ----------------
 Exercisable, December 31, 2000                    2,487,500               $1.20
                                                  ------------  ----------------
 Weighted average fair value of options granted        $0.83
                                                  ------------

                                                        December 31, 2000
                                                  ------------------------------
                                                                Weighted Average
                                                       Shares     Exercise Price
                                                  ------------  ----------------
 Non-employees
 Outstanding, beginning of period                  1,520,000               $1.41
 Granted or Vested                                 1,016,062                1.53
 Exercised                                               ---                 ---
 Forfeited                                          (670,000)               1.50
                                                  ------------  ----------------
 Outstanding, December 31, 2000                    1,866,062               $1.44
                                                  ------------  ----------------
 Exercisable, December 31, 2000                    1,866,062               $1.44
                                                  ------------  ----------------
 Weighted average fair value of options granted        $1.71
                                                  ------------

The following table summarizes information about fixed stock options outstanding at December 31, 2000:


                                           Options Outstanding                  Options Exercisable
                                ------------------------------------------ ------------------------------
                                                    Weighted
                                                     Average     Weighted                       Weighted
                                       Number      Remaining      Average         Number         Average
         Range of exercise        Outstanding    Contractual     Exercise    Exercisable  Exercise Price
         prices                   at 12/31/00           Life        Price    at 12/31/00
         ---------------------- -------------- -------------- ------------ -------------- ---------------

         Employees
         $0.84-$1.5625             2,487,500      8.91 years       $1.20      2,487,500           $1.20
         Non-employees
         $0.4818-$2.062            1,866,062      5.96 years       $1.44      1,866,062           $1.44



Note 12-- Income Taxes

The components of deferred income tax are as follows:

                          Inception (December                        Year Ended
                                16, 1997)  to        Year Ended    December 31,
                            December 31, 2000 December 31, 2000            1999
                          ------------------- -----------------  --------------
Net operating loss               $ 1,181,258          $474,624       $ 457,860
Stock-based compensation             581,742           393,274         188,467
Valuation allowance               (1,763,000)       (  867,898)       (646,327)
                          ------------------- -----------------  -------------
Net deferred tax asset               $   ---           $   ---         $   ---
                          ------------------- -----------------  -------------

From inception to December 31, 2000, the Company had a net operating tax loss carryforward of approximately $7,992,008, which expires 2019 and 2020, and temporary differences related to stock-based compensation of $1,895,237. A valuation allowance fully offsets the benefit of the net operating loss, since the Company does not meet the "more probable than not" criteria of FASB 109.

Note 13-- Earnings per Share


 Basic and Diluted EPS Computation:                December 31,    December 31,
                                                           2000            1999
                                               ---------------- ---------------
 Net loss applicable to Common Stockholders        $(4,636,204)   $(2,402,638)
                                               ---------------- ---------------
 Weighted average shares outstanding                7,780,466       6,698,089
                                               ---------------- ---------------
 Basic and Diluted EPS                               $  (0.60)       $  (0.36)
                                               ---------------- ---------------

For the years ended December 31, 2000 and 1999, all options were excluded from the EPS calculation, as their effect was anti-dilutive.

Note 14-- Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not established sources of revenues sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $4,636,204 for the year ended December 31, 2000. Management intends to provide the necessary development and operating capital through sales of its Common Stock and increasing revenues by gaining FDA approval for the Ebaf Assay test kit and marketing the test kit to laboratories, research institutions, hospitals, clinics, doctors and other medical professionals throughout the world. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and gain FDA approval. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 15-- Subsequent Events

The Company is currently negotiating the resolution of a dispute with Swartz Private Equity, LLC over a $100,000 non-usage fee related to the Investment Banking Agreement dated May 19, 2000 (see Note 9). No legal action is pending or threatened, and both parties are working to resolve the matter.

Subsequent to December 31, 2000, the Company settled the remaining balance of the note due to Cancer Diagnostics, Inc. (see Note 5) for 236,000 shares of Lexon, Inc. common stock. The shares issued are restricted for one year.