Form 10QSB
period 2001-03-31
LEXON INC/OK
filed 2001-05-15
CIK 1062679

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

YES  X            No   __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 12,838,735 shares of Common Stock, $0.001 par value, outstanding as of March 31, 2001.

                          PART I FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                     INDEX TO FINANCIAL STATEMENTS

Balance Sheet at March 31, 2001 (Unaudited) ....................................................    3

Statements of Operations for the period from inception (December 16, 1997) to March 31, 2001
and for the three months ended March 31, 2001 and 2000 (unaudited)..............................    4

Statements of Cash Flows for the period from inception (December 16, 1997) to March 31, 2001
(Unaudited) and for the three months ended March 31, 2001 and 2000 (Unaudited)..................    5

Notes to Financial Statements (Unaudited).......................................................    6


                                   Lexon, Inc.
                          (A Development Stage Company)

                                 Balance Sheets
                                 March 31, 2001
                                   (Unaudited)



                                ASSETS                        March 31, 2001
                                                              --------------
Current assets
Cash                                                                  $1,096
Due from related parties                                               7,213
Prepaid expenses                                                       1,563
                                                              --------------
   Total current assets                                                9,872
                                                              --------------
Other assets
Licensed technology, net                                             203,778
Sponsored research, net                                               93,547
                                                              --------------
      Total other assets                                             297,325
                                                              --------------
TOTAL ASSETS                                                        $307,197
                                                              ==============
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                             $98,961
Interest payable                                                      15,294
Payable to DOCRO                                                     350,000
Payable to North Shore University                                     27,054
Payable to University of Maryland                                    124,537
Related party payables                                               177,141
                                                              --------------
   Total current liabilities                                         792,987
                                                              --------------
Shareholders' deficit
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;  no shares
   issued and outstanding at March 31, 2001                                -
Common stock, $0.001 par value,
   45,000,000 shares authorized;
   12,838,735 shares issued and
   outstanding at March 31, 2001                                      12,839
Common stock subscribed                                             (750,000)
Paid in capital                                                    8,475,164
Deficit accumulated during the development stage                  (8,223,793)
                                                              --------------
                                                                    (485,790)
                                                              --------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                         $307,197
                                                              ==============


The accompanying notes are an integral part of the financial statements


                                   Lexon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
          From Inception (December 16, 1997) Through March 31, 2001 and For the
               Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)





                                                  From inception
                                                   (December 16,      Three Months      Three Months
                                                   1997) through             Ended             Ended
                                                  March 31, 2001    March 31, 2001    March 31, 2000
                                                  --------------    --------------    --------------
Revenue                                                      $ -               $ -               $ -

Expenses
Research and development                               1,443,172            55,124            76,504
General and administrative                             6,371,298           173,120           361,866
                                                  --------------    --------------    --------------
  Total operating expenses                             7,814,470           228,244           438,370
                                                  --------------    --------------    --------------
Operating loss                                        (7,814,470)         (228,244)         (438,370)

Interest expense                                         409,323             3,541             2,854
                                                  --------------    --------------    --------------
Net loss                                            $ (8,223,793)       $ (231,785)       $ (441,224)
                                                  --------------    --------------    --------------
Weighted average shares outstanding                    6,610,365        10,697,668         6,853,098
                                                  --------------    --------------    --------------
Loss per share                                           $ (1.24)          $ (0.02)          $ (0.06)
                                                  --------------    --------------    --------------



The accompanying notes are an integral part of the financial statements


                                   Lexon, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
          From Inception (December 16, 1997) through March 31, 2001 and For the
               Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)



                                                                        From inception
                                                                         (December 16,      Three Months      Three Months
                                                                         1997) through             Ended             Ended
                                                                        March 31, 2001    March 31, 2001    March 31, 2000
                                                                        --------------    --------------    --------------
Operating activities
Net loss                                                                  $ (8,223,793)       $ (231,785)       $ (441,224)
Plus non-cash charges to earnings:
   Amortization of license and sponsored research agreements                   499,464            34,801            73,708
   Value of common stock options granted to non-employees for services       1,299,218                 -                 -
   Amortization of Stock Options Issued to Non-employee Lenders                356,346                 -                 -
   Value of services contributed by employees                                1,011,479           100,000            65,000
   Value of stock issued for services                                        3,375,336                 -           279,063
Change in working capital accounts:
   Increase in prepaid expenses                                                 (1,563)           (1,563)          (12,968)
  (Increase) decrease in other receivables                                      (7,213)             (681)            1,239
   Increase in accounts payable and accrued liabilities                         98,961             7,532            12,568
   Increase (decrease) in interest payable                                      23,374             3,540            (4,967)
   Increase in payable to DOCRO                                                350,000                 -           (27,054)
   Increase (decrease) in payable to North Shore                                27,054                 -                 -
                                                                        --------------    --------------    --------------
      Total operating activities                                            (1,191,337)          (88,156)          (54,635)
                                                                        --------------    --------------    --------------
Financing activities
Loans from related parties                                                     533,309                 -            50,000
Repayment of loans from related parties                                       (356,168)          (11,568)         (100,000)
Sale of common stock for cash:
   To founders                                                                   5,000                 -                 -
   To third-party investors                                                  1,471,727           100,000                 -
   Payment of issue costs                                                     (140,498)                -                 -
   To employees upon exercise of employee stock options                        320,313                 -           234,250
                                                                        --------------    --------------    --------------
      Total financing activities                                             1,833,683            88,432           184,250
                                                                        --------------    --------------    --------------
Investing activities
Purchase of Cancer Diagnostics Inc.                                           (170,000)                -           (50,000)
Purchase of exclusive licenses                                                (160,000)                -                 -
Payment of sponsored research contract                                        (311,250)                -                 -
                                                                        --------------    --------------    --------------
      Total investing activities                                              (641,250)                -           (50,000)
                                                                        --------------    --------------    --------------
Change in cash                                                                   1,096               276            79,615
Cash at beginning of period                                                          -               820            10,041
                                                                        --------------    --------------    --------------
Cash at end of period                                                         $  1,096          $  1,096          $ 89,656
                                                                        --------------    --------------    --------------
Supplemental disclosure of cash flow information:
   Cash paid for interest during the period                                   $ 29,470           $ 8,081           $ 1,544
                                                                        --------------    --------------    --------------
Non-cash financing and investing activities:
   Common stock issued in Gentest Merger                                       $ 1,000               $ -               $ -
   Common stock issued to employees upon exercise
   of their options                                                                              750,000
   Common stock subscribed through promissory notes                                             (750,000)
                                                                        --------------    --------------    --------------



The accompanying notes are an integral part of the financial statements

                                   Lexon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
          From Inception (December 16, 1997) through March 31, 2001 and For the
               Three Months Ended March 31, 2001 and 2000


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

Compensation of Officers and Employees
The Company's sole officer and director and its other employees serve without pay or other non-equity compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the three months ended March 31, 2001 and 2000, and for the period from inception (December 16, 1997) to March 31, 2001, the Company recorded $100,000, $65,000, and $1,011,479, respectively, as a capital contribution by its sole officer and director and its other employees.

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

New Accounting Standards
The Company will adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" during the first quarter of 2001. Currently, the Company does not engage in hedging activities or transactions involving derivatives.

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
                                             ================

Note 3--  Exclusive License--Ebaf Assay

On July 8, 1998, the Company paid $100,000 to the University of South Florida Research Foundation ("USFRF") and $5,000 to North Shore University Hospital
Research Foundation ("North Shore") for the exclusive worldwide license to develop and market the cancer screening test kits. In addition, the Company paid $55,000 to UTEK for services rendered in connection with securing the license agreements. The exclusive license is being amortized over 17 years using the straight-line method. At March 31, 2001, the amount of accumulated amortization related to the Exclusive License was $26,044.

Note 4--  Sponsored Research Contract--Ebaf Assay

On July 8, 1998, the Company paid $311,250 to North Shore under the terms of a Sponsored Research Agreement to develop the cancer screening test kits. The contract specifies a 24-month development period with costs not to exceed $311,250. The Sponsored Research Agreement is amortized over 2 years using the straight-line method, with amortization costs recorded as research and development expenses. At March 31, 2001, the asset was fully amortized.

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

Lexon purchased all of the outstanding Common Stock of CDI from CDI's sole shareholder UTEK Corporation ("UTEK") for a total of $200,000. Lexon paid $50,000 in cash and gave UTEK a secured promissory note for $150,000. The secured promissory note bears interest at 10% per year and is payable in three monthly installments of $50,000 each, due on April 30, May 31 and June 30, 2000. The Company has paid $70,000 to UTEK to date. The interest rate increased to 12% per year on any unpaid principal balance beginning June 30, 2000. To secure the promissory note, Lexon pledged all of the shares of Common Stock of CDI pursuant to a Pledge and Security Agreement. The shares were placed in escrow and will be released upon payment in full of Lexon's obligation to UTEK. On March 27, 2001, the Company issued to UTEK 236,000 shares of Lexon, Inc. Common Stock as payment in full for the remaining principal of $30,000 and associated accrued interest of $8,080 on the secured promissory note.

UTEK, a Florida corporation, is a technology merchant that specializes in the transfer of technology from universities and government research facilities to the private sector. UTEK has relationships with major universities and government research facilities in the U.S. and in Europe. UTEK owns approximately 1,236,000 shares (or about 9.6% of the outstanding shares) of Lexon Common Stock.

Note 6--  Exclusive License--Telomerase Assay

Lexon owns the exclusive worldwide license to the Telomerase Assay through its wholly-owned subsidiary CDI. In exchange for the license, CDI agreed to pay UMB a royalty of 4% of Net Sales of products sold using the Telomerase Assay technology. The exclusive license is being amortized over 15 years using the straight-line method. At March 31, 2001, the amount of accumulated amortization related to the exclusive license was $6,257.

Note 7--  Sponsored Research Contract--Telomerase Assay

On August 27, 1999, CDI agreed to pay UMB $249,458 to fund the development of the Telomerase Assay for the ELISA format over a two year period beginning January 4, 2000, and ending January 3, 2002. CDI paid $124,921 upon signing the sponsored research agreement. The balance of $124,537 is due on or before January 1, 2001. The Sponsored Research Agreement is being amortized over 2 years using the straight-line method, with amortization costs recorded as research and development expenses. At March 31, 2001, the amount of accumulated amortization related to the Sponsored Research Agreement was $155,911.

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

During 1998, the Company borrowed $1,377 from a related party. As of March 31, 2001, the balance on this loan was $1,377.

During 1999, the Company borrowed $118,250 from non-affiliated shareholders. The Company executed notes payable, which were due December 31, 2000, at an interest rate of 10% per year. Subsequent to December 31, 2000, these notes accrue interest at a default rate of 16%. As of March 31, 2001, the balance on these loans was $18,250.

During 2000, the Company borrowed $76,500 from its shareholders. The Company executed notes payable, which were due December 31, 2000, at an interest rate of 10% per year. Subsequent to December 31, 2000, these notes began to accrue interest at a default rate of 16%. As of March 31, 2001, the remaining balance on these notes was $76,500

Note 9--  Commitments and Contingencies

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

Future Obligations to North Shore University
On March 8, 1999, the Company agreed to fund an additional $81,162 to North Shore in six equal installments of $13,257 each, payable on or before October 1, 1999, December 1, 1999, February 1, 2000, April 1, 2000, June 1, 2000 and August 1, 2000. At March 31, 2001, the balance on the Company's obligation is $27,054.

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

Leases
The Company's executive office is leased from a third party under the terms of a lease agreement that expires March 31, 2002. The office is shared with other companies controlled by the officers and directors of the Company. During the three months ended March 31, 2001 and 2000, the Company recorded $2,250 and $2,400, respectively, for rent expense. The minimum annual lease payments pursuant to the lease agreement and the Company's estimated share are scheduled as follows:

  For the Periods Ended     Minimum Annual Lease   Company's Estimated
            December 31                 Payments                 Share
------------------------ ------------------------ ---------------------
       2001                              $45,587                $9,090
       2002                               11,462                 2,280

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

If Lexon has not put at least $1,000,000 of Common Stock to Swartz during any six calendar month period following the effective date of the Agreement, then Lexon shall pay a non-usage fee of $100,000 less 10% of the aggregate put dollar amount put to Swartz during the period.

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

DOCRO Services Agreement
On June 21, 2000 and August 2, 2000, the Company entered into two consulting agreements with Diagnostic Oncology CRO, Inc. ("DOCRO"), a company engaged in providing technology assessment, technology development, and laboratory and clinical trial services to medical device developers, to conduct a technology assessment and development program for Lexon's Ebaf and Telomerase tumor marker technologies. For these services, Lexon agreed to pay DOCRO $1,495,000 and $1,858,900, respectively, which will be paid upon achievement by DOCRO of specific milestones in the operation. As of March 31, 2001, the Company had recorded a payable to DOCRO under the agreements of $350,000.

Employment Agreements

On January 3, 2001, the Company entered into written employment agreements with Lexon's sole officer and director, and certain employees. The terms of their respective employment agreements are the same, except that the agreement for Lexon's sole officer and director states he will not compete with Lexon, Inc. for one-year after he resigns voluntarily or is terminated for cause. If he is terminated without cause or if he resigns because a change of control has occurred, then the non-compete clause of his employment agreement will not be applicable.

The term of each employment agreement is for one year, ending January 3, 2002 with an automatic and continuous renewal for consecutive two year periods. Each agreement can be ended either by the Company or by the employee upon 30 days' written notice. Each agreement provides for an annual salary of at least $100,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. Each employee's salary will be accrued by the Company and paid in whole or in part as cash is available. If an employee resigns or is terminated for any reason, his or her accrued and unpaid salary plus severance pay ranging from three (3) months to twenty-four (24) months, depending on the circumstances of his or her departure, will be due and payable within 30 days of his or her resignation or termination. Under each employment agreement, the Company provides certain fringe benefits, including, but not limited to, participation in pension plans, profit-sharing plans, employee stock ownership plans, stock appreciation rights, hospitalization and health insurance, disability and life insurance, paid vacation and sick leave. Lexon, Inc. will reimburse each employee for any reasonable and necessary business expenses, including travel and entertainment expenses that are necessary to carry out his or her duties. Each employee has the right to participate in other businesses as long as those businesses do not compete with Lexon, Inc. and so long as the employee devotes the necessary working time, as determined in his or her sole discretion, to Lexon's business activities. The Company will indemnify each employee for all legal expenses and liabilities incurred with any proceeding involving the employee by reason of his or her being an officer, director, employee or agent of the Company. The Company will pay reasonable attorney fees and expenses as incurred in the event that, in the employee's sole judgment, he or she needs to retain counsel or otherwise expend personal funds for his or her defense. If there is a change in control, each employee has the right to resign. A change in control is defined as a change in the majority of Directors within any twelve month period without 2/3 approval of the shares outstanding and entitled to vote, or a merger where less than 50 percent of the outstanding common stock survives and a majority of the Board of Directors remains, or the sale of substantially all of the Company's assets, or if any other person or group acquires more than 50 percent of the voting capital.

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

During the three months ended March 31, 2001, the following Common Stock transactions occurred:

o On February 23, 2001, the employees of Lexon exercised options to purchase 3,000,000 shares of common stock at an exercise price of $0.25 per share. Each person gave the Company an unsecured promissory note. The total of these notes amounted to $750,000. The notes are due February 23, 2008 and accrue interest at a rate of 8% per year.

o On December 31, 2000, we began an Offering Regulation D, Rule 506 offering to sell up to 4,000,000 Units at a price of $0.25 per Unit. Each Unit consists of one share of Common Stock and one Common Stock purchase warrant exercisable at $0.50 per share that expires on December 31, 2005. Pursuant to the terms of this Offering, we had the following transactions:

          During January 2001, we sold 200,000 Units to one accredited investor and received $50,000 in cash.

          During February 2001, we sold 200,000 Units to two accredited investors and received $50,000 in cash.

Lexon is authorized to issue 45,000,000 Shares of Common Stock, par value $0.001 per share, of which 12,838,735 shares were outstanding as of March 31, 2001. Lexon is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding. There is no present intent to issue any Preferred Stock.

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

On January 2, 2001, the Board cancelled 2,487,500 options previously issued to the Company's employees pursuant to the Lexon, Inc., 1998 Incentive Stock Option Plan dated August 15, 1998.

On January 5, 2001, the Board granted 3,000,000 options to purchase Common Stock at an exercise price of $.25 per share to employees of the Company. The exercise price was equal to the closing price of the Company's Common Stock on the date of grant. No compensation cost was recorded. All of these options were exercised during the first quarter of 2001 (see Note 10).

SFAS 123 provides an alternative method of determining compensation cost for employee stock options, which alternative method may be adopted at the option of the Company. Had compensation cost for the options granted to employees been determined consistent with SFAS 123, the Company's net loss for the year ended March 31, 2001, would have been increased and EPS would have been reduced to the following pro forma amounts:

                                        From Inception
                                               Through
                                        March 31, 2001
         Net loss:
                  As reported             $(8,223,793)
                  Pro forma                (8,670,193)

         Basic and diluted EPS:
                  As reported             $     (1.24)
                  Pro forma                     (1.31)

Compensation cost was based on an estimated fair value of $.24 per share, which was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $.25 per share; stock price of $.25 per share; risk-free interest rate of 6.0%; expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 126%.

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
                                           ----------------

The options are eligible to vest on a quarterly basis, subject to the achievement of certain market conditions surrounding the Company's stock. If the vesting conditions are not met, the options eligible for vesting are forfeited. Compensation cost will be recorded for the options when and if they become vested. Only vested options are exercisable. All vested options are exercisable until October 27, 2008. On June 30, 1999, 70,000 options exercisable at $1.50 per share became vested. To determine compensation cost, the 70,000 vested options were valued at $3.26 per share based on the Black-Scholes option pricing model and the Company recorded $228,200 as general and administrative expense. The following assumptions for the Black-Scholes option pricing model were used: exercise price of $1.50 per share, market price on vesting date of $3.375, risk-free interest rate of 5.87%, expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 117%. During the year ended December 31, 1999, 260,000 options at exercise prices ranging from $1.20 to $2.00 per share were forfeited. During the nine months ended September 30, 2000, the remaining 670,000 options at exercise prices ranging from $2.50 to $3.00 per share were forfeited.

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

On March 28, 2000, the Board granted 484,809 warrants to purchase Common Stock to Swartz Institutional Finance ("Swartz") pursuant to the Equity Line Letter of Agreement signed on that day. 280,000 warrants have an exercise price of $2.062 per share. The exercise price was equal to the lowest closing price for 5 trading days prior to the date of execution of all Closing Documents on May 19, 2000. The warrants were valued at $1.575 per share based on the Black-Scholes option pricing model, and the Company recorded $441,000 as a deferred cost of capital, to be charged against the capital received from each put transaction with Swartz. The following assumptions for the Black-Scholes option pricing model were used: exercise price of $2.062, market price of $2.625, risk-free interest rate of 8.00%, expected dividend yield of 0.0, expected life of one year, and estimate volatility of 142%. Subsequent to signing the banking agreement, Lexon filed an S-8 registration statement registering additional outstanding shares. An additional 204,809 warrants were issued to Swartz to comply with the terms of the Investment Banking Agreement which states that Swartz is entitled to own warrants equal to 10% of the total outstanding shares. The warrants have an initial exercise price of $.68 per share. If the date of exercise is more than six months after the date of issuance, the exercise price shall be reset according to the terms outlined in the Warrant Agreement. The warrants issued to Swartz were valued at $1.19 per share based on the S-8 filing and a deferred cost of capital was recorded for $243,723. This amount is being charged against the capital received from each put transaction with Swartz. As of March 31, 2001, $4,922 had been charged against paid in capital.

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

On November 3, 2000, the Board granted 5,237 warrants to purchase Common Stock at an exercise price of $.4818 per share to Swartz in conjunction with the second put pursuant to the Investment Banking Agreement

Due to the uncertainty surrounding the Company's ability to raise significant amounts of capital, effective December 31, 2000, the costs associated with issuing warrants to Swartz and Goodbody are charged to general and administrative expenses

A summary of the status of the Company's stock options at March 31, 2001, and changes during the three months then ended is presented below:

                                                  March 31, 2001
                                       -------------------------------------
                                                           Weighted Average
                                                 Shares      Exercise Price
                                       ----------------- -------------------
Employees
Outstanding, beginning of period             2,487,500               $1.20
Granted                                      3,000,000                0.25
Exercised                                   (3,000,000)               0.25
Canceled                                    (2,487,500)               1.20
                                       ----------------- -------------------
Outstanding, March 31, 2001                         --               $  --
                                       ----------------- -------------------
Exercisable, March 31, 2001                         --               $  --
                                       ----------------- -------------------
Weighted average fair
 value of options granted                        $0.25
                                       -----------------

                                                 March 31, 2001
                                       -------------------------------------
                                                           Weighted Average
                                                 Shares      Exercise Price
                                       ----------------- -------------------
Non-employees
Outstanding, beginning of period             1,866,062                $1.44
Granted or Vested                                   --                   --
Exercised                                           --                   --
Forfeited                                           --                   --
                                       ----------------- -------------------
Outstanding, March 31, 2001                  1,866,062                $1.44
                                       ----------------- -------------------
Exercisable, March 31, 2001                  1,866,062                $1.44
                                       ----------------- -------------------
Weighted average fair
 value of options granted                        $1.71
                                       -----------------

The following table summarizes information about fixed stock options outstanding at March 31, 2001:


                                           Options Outstanding                  Options Exercisable
                                ------------------------------------------ ------------------------------
                                                    Weighted
                                                     Average     Weighted                       Weighted
                                       Number      Remaining      Average         Number         Average
         Range of exercise        Outstanding    Contractual     Exercise    Exercisable  Exercise Price
         prices                   at 03/31/01           Life        Price    at 03/31/01
         ---------------------- -------------- -------------- ------------ -------------- ---------------
         Non-employees
         $0.4818-$2.062            1,866,062      5.72 years       $1.44      1,866,062           $1.44


Note 12-- Income Taxes

The components of deferred income tax are as follows:

                                 Inception           Inception
                             (December 16,       (December 16,
                            1997) to March      1997) to March
                                  31, 2001            31, 2000
                           ----------------  -----------------
Net operating loss             $1,226,064           $ 368,644
Stock-based compensation          581,742             562,892
Valuation allowance            (1,807,806)           (931,536)
                           ----------------  -----------------

Net deferred tax asset            $   ---             $   ---
                           ----------------  -----------------

From inception to March 31, 2001, the Company had a net operating tax loss carryforward of approximately $3,606,072, which expires 2019 and 2020, and temporary differences related to stock-based compensation of $1,895,237. A valuation allowance fully offsets the benefit of the net operating loss, since the Company does not meet the "more probable than not" criteria of FASB 109.

Note 13-- Earnings per Share


Basic and Diluted EPS Computation:             March 31, 2001  March 31, 2000
                                             ---------------- ---------------

Net loss applicable to Common Stockholders         $(231,785)     $(441,224)
                                             ---------------- ---------------
Weighted average shares outstanding              10,697,668       6,853,089
                                             ---------------- ---------------
Basic and Diluted EPS                              $  (0.02)       $  (0.06)
                                             ---------------- ---------------

For the three months ended March 31, 2001 and 2000, all options were excluded from the EPS calculation, as their effect was anti-dilutive.

Note 14-- Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not established sources of revenues sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $231,785 for the three months ended March 31, 2001. Management intends to provide the necessary development and operating capital through sales of its Common Stock and increasing revenues by gaining FDA approval for the Ebaf Assay test kit and marketing the test kit to laboratories, research institutions, hospitals, clinics, doctors and other medical professionals throughout the world. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and gain FDA approval. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 15-- Subsequent Events

The Company is currently negotiating the resolution of a dispute with Swartz Private Equity, LLC over a $100,000 non-usage fee related to the Investment Agreement dated May 19, 2000 (see Note 9). No legal action is pending or threatened and both parties are working to resolve the matter.

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

                            PART II OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

     None

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Our notes to the financial statements for the three months ended March 31, 2001 contain details about our sales of common stock during the period. The financial statements for the three months ended March 31, 2001 and the accompanying notes are incorporated herein by reference. For each sale of common stock during the first quarter ended March 31, 2001, we relied upon an exemption from registration pursuant to Regulation D, Rule 506 and Section 4(2) of the Securities Act of 1933, as amended.

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

Date:  May 15, 2001