Form 10QSB
period 2001-06-30
LEXON INC/OK
filed 2001-08-13
CIK 1062679

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

YES  X            No   __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 13,238,735 shares of Common Stock, $0.001 par value, outstanding as of June 30, 2001.

                          PART I FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                     INDEX TO FINANCIAL STATEMENTS

Balance Sheet at June 30, 2001 (Unaudited) .....................................................    3

Statements of Operations for the period from inception (December 16, 1997) to June 30, 2001 and for the six months ended June 30, 2001 and 2000 and for the three months ended
June 30, 2001 and 2000 (unaudited)..............................................................    4

Statements of Cash Flows for the period from inception (December 16, 1997) to June 30, 2001
(Unaudited) and for the six months ended June 30, 2001 and 2000 (Unaudited).....................    5

Notes to Financial Statements (Unaudited).......................................................    6


                                   Lexon, Inc.
                          (A Development Stage Company)

                                 Balance Sheets
                                 June 30, 2001
                                   (Unaudited)



                                ASSETS                        June 30, 2001
                                                              --------------
Current assets
Cash                                                                 $30,021
                                                              --------------
   Total current assets                                               30,021
                                                              --------------
Other assets
Licensed technology, net                                             200,159
Sponsored research, net                                               62,365
                                                              --------------
      Total other assets                                             262,524
                                                              --------------
TOTAL ASSETS                                                        $292,545
                                                              ==============
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                             $89,816
Acrued salaries payable                                              200,000
Interest payable                                                      15,739
Payable to DOCRO                                                     350,000
Payable to North Shore University                                     27,054
Payable to University of Maryland                                    124,537
Related party payables                                               136,925
                                                              --------------
   Total current liabilities                                         944,104
                                                              --------------
Shareholders' deficit
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;  no shares
   issued and outstanding at June 30, 2001                                -
Common stock, $0.001 par value,
   45,000,000 shares authorized;
   13,238,735 shares issued and
   outstanding at June 30, 2001                                       13,239
Common stock subscribed                                             (750,000)
Paid in capital                                                    8,474,764
Deficit accumulated during the development stage                  (8,389,562)
                                                              --------------
                                                                    (651,559)
                                                              --------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                         $292,545
                                                              ==============


The accompanying notes are an integral part of the financial statements

                                   Lexon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
          From Inception (December 16, 1997) Through June 30, 2001 and
                 For the Six Months Ended June 30, 2001 and 2000 and
               For the Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)






                                         From inception
                                          (December 16,             Six Months                         Three Months
                                          1997) through    ------------------------------     ------------------------------
                                          June 30, 2001    June 30, 2001    June 30, 2000     June 30, 2001    June 30, 2000
                                         --------------    -------------    -------------     -------------    -------------
Revenue                                             $ -              $ -              $ -               $ -              $ -

Expenses
Research and development                      1,482,347           94,299          154,735            39,175           78,230
General and administrative                    6,495,338          297,160        1,613,290           124,040        1,251,425
                                         --------------    -------------    -------------     -------------    -------------
   Total operating expenses                   7,977,685          391,459        1,768,025           163,215        1,329,655
                                         --------------    -------------    -------------     -------------    -------------
Operating loss                               (7,977,685)        (391,459)      (1,768,025)         (163,215)      (1,329,655)

Interest expense                                411,877            6,095            7,674             2,554            4,820
                                         --------------    -------------    -------------     -------------    -------------
Net loss                                   $ (8,389,562)      $ (397,554)    $ (1,775,699)       $ (165,769)    $ (1,334,475)

Weighted average shares outstanding           7,068,865       11,915,553        6,988,134        13,120,054        7,333,291
                                         --------------    -------------    -------------     -------------    -------------
Loss per share                                  $ (1.19)         $ (0.03)         $ (0.25)          $ (0.01)         $ (0.18)
                                         --------------    -------------    -------------     -------------    -------------



     The accompanying notes are an integral part of the financial statements


                                   Lexon, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
          From Inception (December 16, 1997) through June 30, 2001 and
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                                       From inception
                                                                        (December 16,        Six Months        Six Months
                                                                        1997) through             Ended             Ended
                                                                        June 30, 2001     June 30, 2001     June 30, 2000
                                                                       --------------     -------------     -------------
Operating activities
Net loss                                                                 $ (8,389,562)       $ (397,554)     $ (1,775,699)
Plus non-cash charges to earnings:
   Amortization of license and sponsored research agreements                  534,265            69,602           147,415
   Value of common stock options granted to non-employees for services      1,299,218                 -           469,610
   Amortization of Stock Options Issued to Non-employee Lenders               356,346                 -                 -
   Value of services contributed by employees                                 911,479                 -           210,000
   Value of stock issued for services                                       3,375,336                 -           833,313
Change in working capital accounts:
   Increase in prepaid expenses                                                     -                 -             4,063
   Increase in other receivables                                                    -             6,532             3,171
   Increase (decrease)in accounts payable and accrued liabilities              89,816            (1,613)           (7,683)
   Increase in accrued salaries                                               200,000           200,000                 -
   Increase (decrease) in interest payable                                     23,819             3,985                (3)
   Increase in payable to DOCRO                                               350,000                 -                 -
   Increase (decrease) in payable to North Shore                               27,054                 -           (27,054)
                                                                       --------------     -------------     -------------
      Total operating activities                                           (1,222,229)         (119,048)         (142,867)
                                                                       --------------     -------------     -------------
Financing activities
Loans from related parties                                                    533,309                 -           104,000
Repayment of loans from related parties                                      (396,351)          (51,751)         (100,000)
Sale of common stock for cash:
   To founders                                                                  5,000                 -                 -
   To third-party investors                                                 1,571,727           200,000           234,500
   Payment of issue costs                                                    (140,498)                -                 -
   To employees upon exercise of employee stock options                       320,313                 -               125
                                                                       --------------     -------------     -------------
      Total financing activities                                            1,893,500           148,249           238,625
                                                                       --------------     -------------     -------------
Investing activities
Purchase of Cancer Diagnostics Inc.                                          (170,000)                -          (100,000)
Purchase of exclusive licenses                                               (160,000)                -                 -
Payment of sponsored research contract                                       (311,250)                -                 -
                                                                       --------------     -------------     -------------
      Total investing activities                                             (641,250)                -          (100,000)
                                                                       --------------     -------------     -------------
Change in cash                                                                 30,021            29,201            (4,242)
Cash at beginning of period                                                         -               820            10,041
                                                                       --------------     -------------     -------------
Cash at end of period                                                        $ 30,021          $ 30,021           $ 5,799
                                                                       --------------     -------------     -------------
Supplemental disclosure of cash flow information:
   Cash paid for interest during the period                                  $ 23,498           $ 2,109           $ 1,233
                                                                       --------------     -------------     -------------
Non-cash financing and investing activities:
   Common stock issued in Gentest Merger                                      $ 1,000               $ -               $ -
   Common stock issued to employees upon exercise
   of their options                                                                             750,000
   Common stock subscribed through promissory notes                                            (750,000)
                                                                       --------------     -------------     -------------



The accompanying notes are an integral part of the financial statements

                                   Lexon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
          From Inception (December 16, 1997) through June 30, 2001 and
                 For the Six Months Ended June 30, 2001 and 2000


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

Compensation of Officers and Employees
The Company's sole officer and director and its other employees serve without pay or other non-equity compensation. The fair value of these services is estimated by management and is recognized as a general and administrative expense. For the six months ended June 30, 2001 the Company recorded $200,000 as an accrued liability. Previously, the fair value of these services was recorded as a capital contribution. For the six months ended June 30, 2000, the Company recorded $210,000 as a capital contribution by its sole officer and director and its other employees. For the period from inception (December 16, 1997) to June 30, 2001, the value of the services rendered by Lexon's sole officer and director and its other employees was $1,111,479.

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
                                               ================

Note 3--  Exclusive License--Ebaf Assay

On July 8, 1998, the Company paid $100,000 to the University of South Florida Research Foundation ("USFRF") and $5,000 to North Shore University Hospital
Research Foundation ("North Shore") for the exclusive worldwide license to develop and market the cancer screening test kits. In addition, the Company paid $55,000 to UTEK for services rendered in connection with securing the license agreements. The exclusive license is being amortized over 17 years using the straight-line method. At June 30, 2001, the amount of accumulated amortization related to the Exclusive License was $28,412.

Note 4--  Sponsored Research Contract--Ebaf Assay

On July 8, 1998, the Company paid $311,250 to North Shore under the terms of a Sponsored Research Agreement to develop the cancer screening test kits. The contract specifies a 24-month development period with costs not to exceed $311,250. The Sponsored Research Agreement is amortized over 2 years using the straight-line method, with amortization costs recorded as research and development expenses. At June 30, 2001, the asset was fully amortized.

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

Note 6--  Exclusive License--Telomerase Assay

Lexon owns the exclusive worldwide license to the Telomerase Assay through its wholly-owned subsidiary CDI. In exchange for the license, CDI agreed to pay UMB a royalty of 4% of Net Sales of products sold using the Telomerase Assay technology. The exclusive license is being amortized over 15 years using the straight-line method. At June 30, 2001, the amount of accumulated amortization related to the exclusive license was $7,508.

Note 7--  Sponsored Research Contract--Telomerase Assay

On August 27, 1999, CDI agreed to pay UMB $249,458 to fund the development of the Telomerase Assay for the ELISA format over a two year period beginning January 4, 2000, and ending January 3, 2002. CDI paid $124,921 upon signing the sponsored research agreement. The balance of $124,537 is due on or before January 1, 2001. The Sponsored Research Agreement is being amortized over 2 years using the straight-line method, with amortization costs recorded as research and development expenses. At June 30, 2001, the amount of accumulated amortization related to the Sponsored Research Agreement was $187,094.

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

During 1998, the Company borrowed $1,377 from a related party. As of June 30, 2001, the balance on this loan was $1,377.

During 1999, the Company borrowed $118,250 from non-affiliated shareholders. The Company executed notes payable, which were due December 31, 2000, at an interest rate of 10% per year. Subsequent to December 31, 2000, these notes accrue interest at a default rate of 16%. As of June 30, 2001, the balance on these loans was $11,250.

During 2000, the Company borrowed $76,500 from its shareholders. The Company executed notes payable, which were due December 31, 2000, at an interest rate of 10% per year. Subsequent to December 31, 2000, these notes began to accrue interest at a default rate of 16%. As of June 30, 2001, the remaining balance on these notes was $50,000

Note 9--  Commitments and Contingencies

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

Future Obligations to North Shore University
On March 8, 1999, the Company agreed to fund an additional $81,162 to North Shore in six equal installments of $13,257 each, payable on or before October 1, 1999, December 1, 1999, February 1, 2000, April 1, 2000, June 1, 2000 and August 1, 2000. At June 30, 2001, the balance on the Company's obligation is $27,054.

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

Leases
The Company's executive office is leased from a third party under the terms of a lease agreement that expires March 31, 2002. The office is shared with other companies controlled by the officers and directors of the Company. During the six months ended June 30, 2001 and 2000, the Company recorded $4,530 and $4,800, respectively, for rent expense. The minimum annual lease payments pursuant to the lease agreement and the Company's estimated share are scheduled as follows:

For the Periods Ended     Minimum Annual Lease   Company's Estimated
          December 31                 Payments                 Share
---------------------- ------------------------ ---------------------
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

DOCRO Services Agreement
On June 21, 2000 and August 2, 2000, the Company entered into two consulting agreements with Diagnostic Oncology CRO, Inc. ("DOCRO"), a company engaged in providing technology assessment, technology development, and laboratory and clinical trial services to medical device developers, to conduct a technology assessment and development program for Lexon's Ebaf and Telomerase tumor marker technologies. For these services, Lexon agreed to pay DOCRO $1,495,000 and $1,858,900, respectively, which will be paid upon achievement by DOCRO of specific milestones in the operation. As of June 30, 2001, the Company had recorded a payable to DOCRO under the agreements of $350,000.

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

Broker-Dealer Selling Agreements
On April 30, 2001, we began an Offering pursuant to Regulation D, Rule 506 offering to sell up to 4,000,000 Units at a price of $0.25 per Unit. Each Unit consists of one share of Common Stock and one Common Stock purchase warrant exercisable at $0.50 that expires on January 11, 2006. On May 11, 2001, we signed a Broker-Dealer Selling Agreement with Global Financial Group, Inc., a registered broker-dealer. The Agreement provides that Global receive a commission of ten percent (10%) of the sales price of shares sold, a three percent (3%) non-accounted expense allocation and a two percent (2%) due diligence fee. On May 21, 2001, we signed a Broker-Dealer Selling Agreement with Amerivet Securities, Inc., a registered broker-dealer. The Agreement provides that Amerivet receive a commission of ten percent (10%) of the sales price of shares sold, a three percent (3%) non-accounted expense allocation and a two percent (2%) due diligence fee.

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

During the six months ended June 30, 2001, the following Common Stock transactions occurred:

o On February 23, 2001, the employees of Lexon exercised options to purchase 3,000,000 shares of common stock at an exercise price of $0.25 per share. Each person gave the Company an unsecured promissory note. The total of these notes amounted to $750,000. The notes are due February 23, 2008 and accrue interest at a rate of 8% per year.

o On January 9, 2001, 400,000 shares were sold to three accredited third party investors under Rule 506 for $100,000 in cash.

o On April 3, 2001, 200,000 shares were sold to one accredited third party investor under Rule 506 for $50,000 in cash.

o On April 30, 2001, we began an Offering Regulation D, Rule 506 offering to sell up to 4,000,000 Units at a price of $0.25 per Unit. Each Unit consists of one share of Common Stock and one Common Stock purchase warrant that expires on January 11, 2006. Pursuant to the terms of this Offering, we had the following transactions.

         During May 2001, we sold 100,000 Units and received $25,000 in cash. During June 2001, we sold 100,000 Units and received $25,000 in cash.

Lexon is authorized to issue 45,000,000 Shares of Common Stock, par value $0.001 per share, of which 13,238,735 shares were outstanding as of June 30, 2001. Lexon is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding. There is no present intent to issue any Preferred Stock.

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

Note 11--  Stock Options

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

SFAS 123 provides an alternative method of determining compensation cost for employee stock options, which alternative method may be adopted at the option of the Company. Had compensation cost for the options granted to employees been determined consistent with SFAS 123, the Company's net loss for the six months ended June 30, 2001, would have been increased and EPS would have been reduced to the following pro forma amounts:

                                           From Inception
                                                  Through
                                            June 30, 2001
                                           --------------
         Net loss:
                  As reported                 $(8,389,562)
                  Pro forma                    (8,835,962)

         Basic and diluted EPS:
                  As reported                 $     (1.19)
                  Pro forma                         (1.25)

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

On March 28, 2000, the Board granted 484,809 warrants to purchase Common Stock to Swartz Institutional Finance ("Swartz") pursuant to the Equity Line Letter of Agreement signed on that day. 280,000 warrants have an exercise price of $2.062 per share. The exercise price was equal to the lowest closing price for 5 trading days prior to the date of execution of all Closing Documents on May 19, 2000. The warrants were valued at $1.575 per share based on the Black-Scholes option pricing model, and the Company recorded $441,000 as a deferred cost of capital, to be charged against the capital received from each put transaction with Swartz. The following assumptions for the Black-Scholes option pricing model were used: exercise price of $2.062, market price of $2.625, risk-free interest rate of 8.00%, expected dividend yield of 0.0, expected life of one year, and estimate volatility of 142%. Subsequent to signing the banking agreement, Lexon filed an S-8 registration statement registering additional outstanding shares. An additional 204,809 warrants were issued to Swartz to comply with the terms of the Investment Banking Agreement which states that Swartz is entitled to own warrants equal to 10% of the total outstanding shares. The warrants have an initial exercise price of $.68 per share. If the date of exercise is more than six months after the date of issuance, the exercise price shall be reset according to the terms outlined in the Warrant Agreement. The warrants issued to Swartz were valued at $1.19 per share based on the S-8 filing and a deferred cost of capital was recorded for $243,723. This amount is being charged against the capital received from each put transaction with Swartz. As of June 30, 2001, $4,922 had been charged against paid in capital.

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

A summary of the status of the Company's stock options at June 30, 2001, and changes during the six months then ended is presented below:

                                                June 30, 2001
                                          -----------------------------
                                                       Weighted Average
                                               Shares    Exercise Price
                                         ------------ -----------------
Employees
Outstanding, December 31, 2000             2,487,500             $1.20
Granted                                    3,000,000              0.25
Exercised                                 (3,000,000)             0.25
Forfeited                                 (2,487,500)             1.20
                                          ------------ ----------------
Outstanding, June 30, 2001                        --              $ --
                                          ------------ ----------------
Exercisable, June 30, 2001                        --              $ --
                                          ------------ ----------------
Weighted average fair
 value of options granted                      $0.25
                                          ------------

                                          -----------------------------
                                                       Weighted Average
                                               Shares    Exercise Price
                                          ------------ ----------------
Non-employees
Outstanding, December 31, 2000             1,866,062              $1.44
Granted or Vested                                 --                 --
Exercised                                         --                 --
Forfeited                                         --                 --
                                          ------------ ----------------
Outstanding, June 30, 2001                 1,866,062              $1.44
                                          ------------ ----------------
Exercisable, June 30, 2001                 1,866,062              $1.44

                                          ------------ ----------------
Weighted average fair
 value of options granted                      $1.71
                                          ------------

The following table summarizes information about fixed stock options outstanding at June 30, 2001:


                                           Options Outstanding                  Options Exercisable
                                ------------------------------------------ ------------------------------
                                                    Weighted
                                                     Average     Weighted
                                       Number      Remaining      Average         Number        Weighted
         Range of exercise        Outstanding    Contractual     Exercise    Exercisable         Average
         prices                   at 06/30/01           Life        Price    at 06/30/01  Exercise Price
         ---------------------- -------------- -------------- ------------ -------------- ---------------
         Non-employees
         $0.4818-$2.062            1,866,062      5.46 years       $1.44      1,866,062           $1.44


Note 12-- Income Taxes

The components of deferred income tax are as follows:

                                             Inception
                                          (December 16,
                                      1997) to June 30,
                                                  2001
                                    --------------------
Net operating loss                            $764,042
Stock-based compensation                       562,892
Valuation allowance                         (1,326,934)
                                    --------------------

Net deferred tax asset                         $   ---
                                    --------------------

From inception to June 30, 2001, the Company had a net operating tax loss carryforward of approximately $4,486,815, which expires 2019 and 2020, and temporary differences related to stock-based compensation of $1,655,564. A valuation allowance fully offsets the benefit of the net operating loss, since the Company does not meet the "more probable than not" criteria of FASB 109.

Note 13-- Earnings per Share


Basic and Diluted EPS Computation:           June 30, 2001   June 30, 2000
                                             ------------- ---------------

Net loss applicable to Common Stockholders      $(397,554)   $(1,775,699)
                                             ------------- ---------------
Weighted average shares outstanding            11,915,553      6,988,134
                                             ------------- ---------------
Basic and Diluted EPS                           $  (0.03)       $  (0.25)
                                             ------------- ---------------

For the six months ended June 30, 2001 and 2000, all options were excluded from the EPS calculation, as their effect was anti-dilutive.

Note 14-- Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not established sources of revenues sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $397,554 for the six months ended June 30, 2001. Management intends to provide the necessary development and operating capital through sales of its Common Stock and increasing revenues by gaining FDA approval for the Ebaf Assay test kit and marketing the test kit to laboratories, research institutions, hospitals, clinics, doctors and other medical professionals throughout the world. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and gain FDA approval. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                            PART II OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

     None

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Our notes to the financial statements for the six months ended June 30, 2001 contain details about our sales of common stock during the period. The financial statements for the six months ended June 30, 2001 and the accompanying notes are incorporated herein by reference. For each sale of common stock during the second quarter ended June 30, 2001, we relied upon an exemption from registration pursuant to Regulation D, Rule 506 and Section 4(2) of the Securities Act of 1933, as amended.

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

Date:  August 15, 2001