Form 10QSB
period 2001-09-30
LEXON INC/OK
filed 2001-11-16
CIK 1062679

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

YES  X            No   __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 15,852,735 shares of Common Stock, $0.001 par value, outstanding as of September 30, 2001.

                          PART I FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                     INDEX TO FINANCIAL STATEMENTS

Balance Sheet at September 30, 2001 (Unaudited) ................................................    3

Statements of Operations for the period from inception (December 16, 1997) to September 30, 2001 and for the nine months ended September 30, 2001 and 2000 and for the three months ended
September 30, 2001 and 2000 (unaudited).........................................................    4

Statements of Cash Flows for the period from inception (December 16, 1997) to September 30, 2001
(Unaudited) and for the nine months ended September 30, 2001 and 2000 (Unaudited)...............    5

Notes to Financial Statements (Unaudited).......................................................    6


                                   Lexon, Inc.
                          (A Development Stage Company)

                                 Balance Sheets
                               September 30, 2001
                                   (Unaudited)



                                ASSETS                      September 30, 2001
                                                            ------------------
Current assets
Cash                                                                 $19,248
Prepaid consulting fees                                               28,125
                                                              --------------
   Total current assets                                               47,373
                                                              --------------
Other assets
Licensed technology, net                                             171,221
Sponsored research, net                                                  --
                                                              --------------
      Total other assets                                             171,221
                                                              --------------
TOTAL ASSETS                                                        $218,594
                                                              ==============
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                             $18,925
Acrued salaries payable                                              100,000
Interest payable                                                       8,179
Payable to DOCRO                                                     350,000
Payable to North Shore University                                     41,000
Payable to University of Maryland                                    176,676
Related party payables                                               211,492
                                                              --------------
   Total current liabilities                                         906,272
                                                              --------------
Shareholders' deficit
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;  no shares
   issued and outstanding at September 30, 2001                            -
Common stock, $0.001 par value,
   45,000,000 shares authorized;
   15,852,735 shares issued and
   outstanding at September 30, 2001                                  15,853
Common stock subscribed                                             (750,000)
Paid in capital                                                    8,800,650
Deficit accumulated during the development stage                  (8,754,181)
                                                              --------------
                                                                    (687,678)
                                                              --------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                         $218,594
                                                              ==============


The accompanying notes are an integral part of the financial statements

                                   Lexon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
        From Inception (December 16, 1997) Through September 30, 2001 and
            For the Nine Months Ended September 30, 2001 and 2000 and
             For the Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)






                                         From inception
                                          (December 16,    Nine Months Ended September 30,    Three Months Ended September 30,
                                          1997) through    ------------------------------     -------------------------------
                                              September
                                               30, 2001             2001             2000              2001              2000
                                         --------------    -------------    -------------     -------------     -------------
Revenue                                             $ -              $ -              $ -               $ -               $ -

Expenses
Research and development                      1,490,094          102,046          192,397             7,747            37,662
General and administrative                    6,850,496          652,318        1,825,228           355,158           343,937
                                         --------------    -------------    -------------     -------------     -------------
   Total operating expenses                   8,340,590          754,364        2,017,625           362,905           381,599
                                         --------------    -------------    -------------     -------------     -------------
Operating loss                               (8,340,590)        (754,364)      (2,017,625)         (362,905)         (381,599)

Interest expense                                413,591            7,809           11,128             1,714             3,454
                                         --------------    -------------    -------------     -------------     -------------
Net loss                                   $ (8,754,181)      $ (762,173)    $ (2,028,753)       $ (364,619)       $ (385,053)

Weighted average shares outstanding           7,578,735       12,867,072        7,103,422        14,739,083         7,505,594
                                         --------------    -------------    -------------     -------------     -------------
Loss per share                                  $ (1.16)         $ (0.06)         $ (0.29)          $ (0.02)          $ (0.05)
                                         --------------    -------------    -------------     -------------     -------------



     The accompanying notes are an integral part of the financial statements


                                   Lexon, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
        From Inception (December 16, 1997) through September 30, 2001 and For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                                       From inception
                                                                        (December 16,         Nine Months       Nine Months
                                                                        1997) through               Ended             Ended
                                                                         September 30,       September 30,     September 30,
                                                                                 2001                2001              2000
                                                                       --------------        ------------      ------------
Operating activities
Net loss                                                                 $ (8,754,181)         $ (762,173)     $ (2,028,753)
Plus non-cash charges to earnings:
   Amortization of license and sponsored research agreements                  569,066             104,403           182,217
   Value of common stock options granted to non-employees for services      1,299,218                   -                 -
   Value of warrants issued to non-employees                                        -                   -         1,109,672
   Amortization of Stock Options Issued to Non-employee Lenders               356,346                   -                 -
   Write of of Telomerase Assets                                               97,502              97,502                 -
   Value of services contributed by employees                                 911,479                   -           310,000
   Value of stock issued for services                                       3,412,836              37,500           279,062
Change in working capital accounts:
   Increase in prepaid expenses                                               (28,125)            (28,125)            4,063
   Increase in other receivables                                                    -               6,532             3,171
   Increase (decrease)in accounts payable and accrued liabilities              18,925             (72,504)           11,224
   Increase in accrued salaries                                               100,000             100,000                 -
   Increase (decrease) in interest payable                                     16,259              (3,575)            3,451
   Increase in payable to University of Maryland                               52,139              52,139                 -
   Increase in payable to DOCRO                                               350,000                   -                 -
   Increase (decrease) in payable to North Shore                               41,000              13,946          (161,048)
                                                                       --------------       -------------     -------------
      Total operating activities                                           (1,557,536)           (454,355)         (286,941)
                                                                       --------------       -------------     -------------
Financing activities
Loans from related parties                                                    556,092              22,783           165,958
Repayment of loans from related parties                                      (344,600)                  -          (100,000)
Sale of common stock for cash:
   To founders                                                                  5,000                   -                 -
   To third-party investors                                                 1,862,727             491,000           195,370
   Payment of issue costs                                                    (140,498)                  -                 -
   To employees upon exercise of employee stock options                       320,313                   -           234,375
                                                                       --------------       -------------     -------------
      Total financing activities                                            2,259,034             513,783           495,703
                                                                       --------------       -------------     -------------
Investing activities
Purchase of bladder cancer test license agreement                             (41,000)            (41,000)                -
Purchase of Cancer Diagnostics Inc.                                          (170,000)                  -          (120,000)
Purchase of exclusive licenses                                               (160,000)                  -                 -
Payment of sponsored research contract                                       (311,250)                  -                 -
                                                                       --------------       -------------     -------------
      Total investing activities                                             (682,250)            (41,000)         (120,000)
                                                                       --------------       -------------     -------------
Change in cash                                                                 19,248              18,428            88,762
Cash at beginning of period                                                         -                 820            10,041
                                                                       --------------       -------------     -------------
Cash at end of period                                                        $ 19,248            $ 19,248           $98,803
                                                                       --------------       -------------     -------------
Supplemental disclosure of cash flow information:
   Cash paid for interest during the period                                  $ 24,964             $ 3,575           $ 1,233
                                                                       --------------       -------------     -------------
Non-cash financing and investing activities:
   Common stock issued in Gentest Merger                                      $ 1,000                 $ -               $ -
   Common stock issued to employees upon exercise
   of their options                                                                               750,000
   Common stock subscribed through promissory notes                                              (750,000)
                                                                       --------------       -------------     -------------



The accompanying notes are an integral part of the financial statements

                                   Lexon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
        From Inception (December 16, 1997) through September 30, 2001 and
              For the Nine Months Ended September 30, 2001 and 2000


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

Compensation of Officers and Employees
Prior to January 1, 2001, the Company's sole officer and director and its other employees served without pay or other non-equity compensation. The fair value of their services was recorded as a capital contribution. For the nine months ended September 30, 2000, the Company recorded $310,000 as a capital contribution by its sole officer and director and its other employees in accordance with the Company's policy. On January 3, 2001, the Company entered into written employment agreements with Lexon's sole officer and director, and certain employees. These agreements designate specific salaries for those individuals and require that the salaries be paid in 24 semi-monthly installments. As such, the Company has changed its method of accounting for the value of officers' salaries by accruing a liability for the value of their services instead of recording them as a capital contribution. For the nine months ended September 30, 2001, the Company had recorded $100,000 as an accrued liability and had paid $200,000 in common stock in lieu of cash payment to its sole officer and director and its employees. For the period from inception (December 16, 1997) to September 30, 2001, the value of the services rendered by Lexon's sole officer and director and its other employees was $1,211,479.

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

Research and Development ("R&D") Costs
The Company is amortizing the $311,250 paid pursuant to the Sponsored Research Agreement for the Ebaf assay over two years, which is the life of the service agreement. Any other costs relating to the development of the Ebaf and Telomerase Assays are expensed as incurred. Compensation cost associated with stock options granted to Dr. Tabibzadeh, the inventor of the Ebaf Assay, is recorded by the Company as R&D expense. As of September 25, 2001, the Company has decided to no longer pursue the Telomerase Technology. See Note 6 for information regarding the basis for this decision and its related accounting treatment.

New Accounting Standards
The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" during the first quarter of 2001. Currently, the Company does not engage in hedging activities or transactions involving derivatives.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." The provisions of the Statement apply to all business combinations initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting. This method requires the accounts of an acquired institution to be included with the acquirer's accounts as of the date of acquisition with any excess of purchase price over the fair value of the net assets acquired to be capitalized as goodwill. The Statement also requires that the assets of an acquired institution be recognized as assets apart from goodwill if they meet specific criteria presented in the Statement. The
Statement ends the use of the pooling-of-interests method of accounting for business combinations, which required the restatement of all prior period information for the accounts of the acquired institution. The Company will account for all mergers and acquisitions initiated after June 30, 2001, using the purchase method.

In June 2001, the FASB issued SFAS No. 142, "Goodwill And Other Intangible Assets", and SFAS No. 143, "Accounting For Asset Retirement Obligations". SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets", and primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separately identified intangible assets not deemed to have indefinite lives will continue to be amortized over their useful lives. SFAS No. 142 applies to all goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company is currently evaluating the impact of SFAS No. 142 on its financial statements.

SFAS No. 143 requires that entities record as a liability obligations associated with the retirement of a tangible long-lived asset when such obligations are incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, however, earlier application is encouraged. The Company, which will adopt SFAS No. 143 on January 1, 2002, does not expect a material impact from the adoption of SFAS No. 143 on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting For The Impairment Or Disposal Of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, and APB Opinion No. 30, "Reporting The Results Of Operations - Reporting The Effects Of Disposal Of A Segment Of A Business, And Extraordinary, Unusual And Infrequently Occurring Events And Transactions". SFAS No. 144 establishes an accounting model based on SFAS No. 121 for long-lived assets to be disposed of by sale, previously accounted for under APB Opinion No. 30. This Statement is effective for fiscal years beginning after December 15, 2001. The Company, which will adopt SFAS No. 144 on January 1, 2002, does not expect a material impact from the adoption of SFAS No. 144 on its financial statements.

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
                                            ================

Note 3--  Exclusive License--Ebaf Assay

On July 8, 1998, the Company paid $100,000 to the University of South Florida Research Foundation ("USFRF") and $5,000 to North Shore University Hospital
Research Foundation ("North Shore") for the exclusive worldwide license to develop and market the cancer screening test kits. In addition, the Company paid $55,000 to UTEK for services rendered in connection with securing the license agreements. The exclusive license is being amortized over 17 years using the straight-line method. At September 30, 2001, the amount of accumulated amortization related to the Exclusive License was $30,779.

Note 4--  Sponsored Research Contract--Ebaf Assay

On July 8, 1998, the Company paid $311,250 to North Shore under the terms of a Sponsored Research Agreement to develop the cancer screening test kits. The contract specifies a 24-month development period with costs not to exceed $311,250. The Sponsored Research Agreement is amortized over 2 years using the straight-line method, with amortization costs recorded as research and development expenses. At September 30, 2001, the asset was fully amortized.

Note 5--  Purchase of Cancer Diagnostics, Inc.

On January 29, 2000, Lexon purchased 100% of the Common Stock of CDI, a Florida corporation, according to the terms of a Stock Purchase Agreement. By reason of the stock purchase, CDI became a wholly-owned subsidiary of Lexon. CDI owns the exclusive worldwide license to the Telomerase Assay, a patent-pending blood test for lung cancer being developed at the University of Maryland, Baltimore ("UMB"). CDI is party to a two-year sponsored research agreement to fund the development and commercialization of the Telomerase Assay for the ELISA format at the University of Maryland, Baltimore. As of September 25, 2001, the Company has decided to no longer pursue the Telomerase Technology. See Note 6 for information regarding the basis for this decision and its related accounting treatment.

Lexon purchased all of the outstanding Common Stock of CDI from CDI's sole shareholder UTEK Corporation ("UTEK") for a total of $200,000. Lexon paid $50,000 in cash and gave UTEK a secured promissory note for $150,000. The secured promissory note accrued interest at 10% per year and was payable in three monthly installments of $50,000 each, due on April 30, May 31 and June 30, 2000. To secure the promissory note, Lexon pledged all of the shares of Common Stock of CDI pursuant to a Pledge and Security Agreement. The Company made cash payments of $120,000 to UTEK toward this note. On March 27, 2001, the Company issued to UTEK 236,000 shares of Lexon, Inc. Common Stock as payment in full for the remaining principal of $30,000 and associated accrued interest of $8,080 on the secured promissory note.

UTEK, a Florida corporation, is a technology merchant that specializes in the transfer of technology from universities and government research facilities to the private sector. UTEK has relationships with major universities and government research facilities in the U.S. and in Europe. UTEK owns approximately 1,236,000 shares (or about 9.6% of the outstanding shares) of Lexon Common Stock.

Note 6--  Discontinuation of Telomerase Assay Development

On September 25, 2001, Lexon received a progress report from the University of Maryland that stated, "Although the preliminary data using an assay designed to measure telomerase enzyme activity in plasma was extremely encouraging; we have been unable, after exhaustive trials, to replicated these findings". Based on this information, management believes that it is in the Company's best interest to discontinue its pursuit for any further development of the Telomerase Technology. As such the Company has written off the unamortized portion of the assets relating to this technology which amounted to $97,502. Liabilities in the amount of $176,676 that are recorded as due to Maryland have been left until further negotiations with the University of Maryland have been made relating to the amounts due for the purchase of the technology and the obligations pursuant to Lexon's Exclusive License Agreement with the University (see Note 8). The Company is currently negotiating a release from its consulting agreement relating to the telomerase asset with Diagnostic Oncology CRO, Inc. entered into in August of 2000 (see Note 8).

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

During 1998, the Company borrowed $1,377 from a related party. As of September 30, 2001, this loan was paid in full.

During 1999, the Company borrowed $118,250 from non-affiliated shareholders. The Company executed notes payable, which were due December 31, 2000, at an interest rate of 10% per year. Subsequent to December 31, 2000, these notes accrue interest at a default rate of 16%. As of September 30, 2001, the balance on these loans was paid in full.

During 2000, the Company borrowed $90,082 from several related parties. As of September 30, 2001, the balance on these loans was $64,996.

During 2000, the Company borrowed $76,500 from its shareholders. The Company executed notes payable, which were due December 31, 2000, at an interest rate of 10% per year. Subsequent to December 31, 2000, these notes began to accrue interest at a default rate of 16%. As of September 30, 2001, the remaining balance on these notes was $15,000

During 2001, the Company borrowed $133,496 from several related parties. As of September 30, 2001, the balance on these loans was $131,496.

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

Future Royalty Obligations Under Exclusive License Agreement--Telomerase Assay In exchange for the exclusive license agreement, CDI agreed to pay UMB a royalty of 4% of Net Sales of products sold using the Telomerase Assay technology. The license agreement provides for minimum annual royalties for the life of the license agreement, which coincides with the life of the last to expire patent covering the licensed technology. The minimum annual royalties range from $2,500 per year beginning in 2002 to a maximum of $4,000 per year beginning in 2006 and continuing each year thereafter for the life of the license agreement. In addition, the license agreement provides for royalties of 2% of Net Sales of products sold by sublicensees of CDI and 50% of all consideration received by CDI for up-front, milestone or other payments from sublicensees. Based on the information received from University of Maryland, the Company has decided not to continue with the development of the telomerase assay. As such, the Company is currently negotiating with University of Maryland for the cancellation of its obligations under this agreement (see Note 6).

Future Obligations to North Shore University
On March 8, 1999, the Company agreed to fund an additional $81,162 to North Shore in six equal installments of $13,257 each, payable on or before October 1, 1999, December 1, 1999, February 1, 2000, April 1, 2000, June 1, 2000 and August 1, 2000. Pursuant to a separation agreement signed on September 28, 2001, with North Shore, the Company is released from this obligation related to the Exclusive License Agreement for the Ebaf Technology (see Note 4). See Note 8 "Commitments and Contingencies--Agreements with North Shore" for more information on the September 28, 2001 separation agreement.

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

Leases
The Company's executive office is leased from a third party under the terms of a lease agreement that expires March 31, 2002. The office is shared with other companies controlled by the officers and directors of the Company. During the nine months ended September 30, 2001, the Company recorded $6,810, for rent expense. The minimum annual lease payments pursuant to the lease agreement and the Company's estimated share are scheduled as follows:

   For the Periods Ended    Minimum Annual          Company's
             December 31    Lease Payments    Estimated Share
   ---------------------    --------------    ---------------
        2001                       $45,587             $9,090
        2002                        11,462              2,280

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

DOCRO Services Agreement
On June 21, 2000 and August 2, 2000, the Company entered into two consulting agreements with Diagnostic Oncology CRO, Inc. ("DOCRO"), a company engaged in providing technology assessment, technology development, and laboratory and clinical trial services to medical device developers, to conduct a technology assessment and development program for Lexon's Ebaf and Telomerase tumor marker technologies. For these services, Lexon agreed to pay DOCRO $1,495,000 and $1,858,900, respectively, which will be paid upon achievement by DOCRO of specific milestones in the operation. As of September 30, 2001, the Company had recorded a payable to DOCRO under the agreements of $350,000. As of September 25, 2001, the Company has decided to no longer pursue the Telomerase Technology. See Note 6 for information regarding the basis for this decision and its related accounting treatment. Management is currently negotiating with DOCRO for a mutual release from its August 2, 2000, consulting agreement.

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

Broker-Dealer  Selling Agreement
On April 30, 2001, we began an Offering pursuant to Regulation D, Rule 506 offering to sell up to 4,000,000 Units at a price of $0.25 per Unit. Each Unit consists of one share of Common Stock and one Common Stock purchase warrant exercisable at $0.50 that expires on January 11, 2006. On May 11, 2001, the Company signed a Broker-Dealer Selling Agreement with Global Financial Group, Inc., a registered broker-dealer. The Agreement provides that Global receive a commission of ten percent (10%) of the sales price of shares sold, a three percent (3%) non-accounted expense allocation and a two percent (2%) due diligence fee. On May 21, 2001, the Company signed a Broker-Dealer Selling Agreement with Amerivet Securities, Inc., a registered broker-dealer. The Agreement provides that Amerivet receive a commission of ten percent (10%) of the sales price of shares sold, a three percent (3%) non-accounted expense allocation and a two percent (2%) due diligence fee.

Agreements with North Shore
Effective July 31, 2001, Dr. Tabibzadeh, inventor of the ebaf assay, left North Shore-Long Island Jewish Research Institute ("North Shore") to accept a position with State University of New York at Stony Brook. In connection with Dr. Tabibzadeh's departure, North Shore and Lexon signed a Separation Agreement on September 28, 2001. This agreement released both parties from further obligation under the Ebaf Research and License Agreement dated July 8, 1998 (see Note 4). Additionally, under this agreement, the two parties agreed to prepare and execute exclusive license agreements to four technologies developed by Dr. Tabibzadeh while he was at North Shore. The technologies are 1) a urine test for bladder cancer; 2) a method for inducing growth of nervous tissue; 3) inhibition of TGF-Beta; and 4) a method for promoting hair growth.

Pursuant to this Separation Agreement with North Shore, Lexon signed the exclusive license for the bladder cancer urine test on October 10, 2001 (see
Note 14). This license calls for Lexon to pay a $25,000 license fee and $16,000 in patent costs upon signing the agreement. The Company has accrued $41,000 which is the amount payable to North Shore up signing.

The license agreements for the remaining three technologies as agreed to in the Separation Agreement have not yet been executed, however, the terms agreed to are substantially as follows. For each technology, a license fee of $12,000 is due signing a license agreement. On the first, second and third anniversary of each agreement, a license fee of $12,000, $25,000, and $50,000, respectively, is due for each technology. On the fourth anniversary of each agreement and continuing thereafter through the term of each license, a license fee of $100,000 per year is due for each technology. In addition, patent costs of $7,350 for the hair growth technology, $17,500 for the inhibition of TGF-Beta technology and $34,500 for the nervous tissue growth technology are due upon signing the respective license agreements. Royalties to North Shore for each technology will be 7% of net sales, but may be reduced to not less than 4% of net sales if Lexon is required to pay royalties to another party. Other terms including, but not limited to, guaranteed minimum royalties, term of each license and termination provisions have not yet been formalized.

Consulting Agreement with Dr. Siamak Tabibzadeh
In connection with the Dr. Tabibzadeh's departure from North Shore, Lexon signed a consulting agreement with Dr. Siamak Tabibzadeh on September 1, 2001. Under this agreement Dr. Tabibzadeh will continue the research he began at North Shore. This includes determining the extent that ebaf is present in colon and ovarian carcinomas and assessing the extent of correlation between the amount of ebaf in the body fluids and the degree of differentiation, the extent of invasion and the stage of colon and ovarian carcinomas. The contract is on a month to month basis with consulting fees valued at $16,666.66 per month. These fees are expensed as incurred. At September 30, 2001, the Company had recorded one month of accrued consulting fees.

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

During the nine months ended September 30, 2001, the following Common Stock transactions occurred:

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

o On March 27, 2001, the Company issued 236,000 shares of its common stock as the final $30,000 payment on a $150,000 note payable and related accrued interest to UTEK Corporation (see Note 5). The stock was valued at the closing price on the date the shares were issued.

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

      During May 2001, we sold 100,000 Units and received $25,000 in cash. During June 2001, we sold 100,000 Units and received $25,000 in cash. During July 2001, we sold 120,000 Units and received $30,000 in cash. During August 2001, we sold 160,000 Units and received $40,000 in cash. During September 2001, we sold 84,000 Units and received $21,000 in cash.

o On August 6, 2001, the Company issued 2,000,000 shares of common stock to its sole officer and director and employees. This stock was payment in lieu of cash for accrued salaries for the six months ended June 30, 2001. This issuance was made in accordance with the employment agreements signed on January 3, 2001 (see Note 8).

o On August 13, 2001, the Company issued 250,000 shares of its common stock to a consultant as payment for service value at $62,500. The shares were valued using the closing price of its stock on the date the agreement was signed discounted by 40% due to a restriction on the stock. As such, the company recorded the value of the shares at $37,500. This amount is being amortized over six months, which is the life of the agreement.

Lexon is authorized to issue 45,000,000 Shares of Common Stock, par value $0.001 per share, of which 15,852,735 shares were outstanding as of September 30, 2001. Lexon is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding. There is no present intent to issue any Preferred Stock.

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

Note 10  Stock Options

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

On January 5, 2001, the Board granted 3,000,000 options to purchase Common Stock at an exercise price of $.25 per share to employees of the Company. The exercise price was equal to the closing price of the Company's Common Stock on the date of grant. No compensation cost was recorded. All of these options were exercised during the first quarter of 2001 (see Note 9).

SFAS 123 provides an alternative method of determining compensation cost for employee stock options, which alternative method may be adopted at the option of the Company. Had compensation cost for the options granted to employees been determined consistent with SFAS 123, the Company's net loss would have been increased and EPS would have been reduced to the following pro forma amounts:



                                From Inception          Nine Months         Nine Months
                                       Through                Ended               Ended
                            September 30, 2001   September 30, 2001  September 30, 2000
                            ------------------   ------------------  ------------------
  Net loss:
       As reported                $(8,754,181)           $(762,173)        $(2,028,753)
       Pro forma                   (9,200,581)          (1,208,573)         (3,592,285)

  Basic and diluted EPS:
       As reported                  $   (1.16)             $ (0.06)          $   (0.29)
       Pro forma                        (1.21)               (0.09)              (0.51)


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

On March 28, 2000, the Board granted 484,809 warrants to purchase Common Stock to Swartz Institutional Finance ("Swartz") pursuant to the Equity Line Letter of Agreement signed on that day. 280,000 warrants have an exercise price of $2.062 per share. The exercise price was equal to the lowest closing price for 5 trading days prior to the date of execution of all Closing Documents on May 19, 2000. The warrants were valued at $1.575 per share based on the Black-Scholes option pricing model, and the Company recorded $441,000 as a deferred cost of capital, to be charged against the capital received from each put transaction with Swartz. The following assumptions for the Black-Scholes option pricing model were used: exercise price of $2.062, market price of $2.625, risk-free interest rate of 8.00%, expected dividend yield of 0.0, expected life of one year, and estimate volatility of 142%. Subsequent to signing the banking agreement, Lexon filed an S-8 registration statement registering additional outstanding shares. An additional 204,809 warrants were issued to Swartz to comply with the terms of the Investment Banking Agreement which states that Swartz is entitled to own warrants equal to 10% of the total outstanding shares. The warrants have an initial exercise price of $.68 per share. If the date of exercise is more than six months after the date of issuance, the exercise price shall be reset according to the terms outlined in the Warrant Agreement. The warrants issued to Swartz were valued at $1.19 per share based on the S-8 filing and a deferred cost of capital was recorded for $243,723. This amount is being charged against the capital received from each put transaction with Swartz. As of September 30, 2001, $4,922 had been charged against paid in capital.

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

A summary of the status of the Company's stock options at September 30, 2001, and changes during the nine months then ended is presented below:

                                                        September 30, 2001
                                                 -------------------------------
                                                               Weighted Average
                                                     Shares      Exercise Price
                                                 ------------- -----------------
Employees
Outstanding, December 31, 2000                     2,487,500             $1.20
Granted                                            3,000,000              0.25
Exercised                                         (3,000,000)             0.25
Forfeited                                         (2,487,500)             1.20
                                                 ------------- -----------------
Outstanding, September 30, 2001                           --              $ --
                                                 ------------- -----------------
Exercisable, September 30, 2001                           --              $ --
                                                 ------------- -----------------
Weighted average fair value of options granted         $0.25
                                                 -------------

                                                        September 30, 2001
                                                 -------------------------------
                                                               Weighted Average
                                                     Shares      Exercise Price
                                                 ------------- -----------------
Non-employees
Outstanding, December 31, 2000                     1,866,062              $1.44
Granted or Vested                                         --                 --
Exercised                                                 --                 --
Forfeited                                                 --                  --
                                                 ------------- -----------------
Outstanding, September 30, 2001                    1,866,062               $1.44
                                                 ------------- -----------------
Exercisable, September 30, 2001                    1,866,062               $1.44
                                                 ------------- -----------------
Weighted average fair value of options granted           $--
                                                 -------------

The following table summarizes information about fixed stock options outstanding at September 30, 2001:


                              Options Outstanding             Options Exercisable
                    ------------------------------------- ---------------------------
                                      Weighted
                                       Average  Weighted
                           Number    Remaining   Average       Number        Weighted
Range of exercise     Outstanding  Contractual  Exercise  Exercisable         Average
prices                at 09/30/01         Life     Price  at 09/30/01  Exercise Price
------------------- -------------- ------------ --------- ------------ --------------

Non-employees
$0.4818-$2.062         1,866,062    5.21 years    $1.44    1,866,062           $1.44



Note 11-- Income Taxes

The components of deferred income tax are as follows:

                                                     Inception
                                                 (December 16,
                                                     1997)  to
                                            September 30, 2001
                                           --------------------
       Net operating loss                            $791,962
       Stock-based compensation                       562,892
       Valuation allowance                         (1,354,854)
                                           --------------------

       Net deferred tax asset                         $   ---
                                           --------------------

From inception to September 30, 2001, the Company had a net operating tax loss carryforward of approximately $2,329,300, which begins to expire in 2013, and temporary differences related to stock-based compensation of $1,655,564. A valuation allowance fully offsets the benefit of the net operating loss, since the Company does not meet the "more probable than not" criteria of FASB 109.

Note 12-- Earnings per Share


Basic and Diluted EPS Computation:             September 30,   September 30,
                                                        2001            2000
                                            ---------------- ---------------
Net loss applicable to Common Stockholders        $(762,173)   $(2,028,753)
                                            ---------------- ---------------
Weighted average shares outstanding             12,867,072       7,103,422
                                            ---------------- ---------------
Basic and Diluted EPS                             $  (0.06)       $  (0.29)
                                            ---------------- ---------------

For the nine months ended September 30, 2001 and 2000, all options were excluded from the EPS calculation, as their effect was anti-dilutive.

Note 13-- Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not established sources of revenues sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $762,173 for the nine months ended September 30, 2001. Management intends to provide the necessary development and operating capital through sales of its Common Stock and increasing revenues by gaining FDA approval for the Ebaf Assay test kit and marketing the test kit to laboratories, research institutions, hospitals, clinics, doctors and other medical professionals throughout the world. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and gain FDA approval. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently negotiating the resolution of a dispute with Swartz Private Equity, LLC over a $100,000 non-usage fee related to the Investment Agreement dated May 19, 2000 (see Note 8). No legal action is pending or threatened and both parties are working to resolve the matter.

Note 14-- Subsequent Events

Pursuant to Lexon's Separation Agreement with North Shore (see Note 8), Lexon signed an exclusive license for a bladder cancer urine test on October 10, 2001. This license calls for Lexon to pay a $25,000 license fee and $16,000 in patent costs upon signing the agreement. Milestone payments of $10,000, $25,000, 50,000 and $75,000, respectively, will be due six months after signing, on the first year anniversary of the agreement, on the second anniversary of the agreement and upon receipt of FDA approval. Guaranteed minimum royalty payments of $10,000 per year, payable in quarterly installments, will begin in 2002 and will continue through the term of the license. Royalties to North Shore will be 5% of net sales, but may be reduced to not less than 3% of net sales if Lexon is required to pay royalties to another party. In addition, Lexon agreed to pay all future patent costs associated with filing and issuance of patent(s) covering the bladder cancer urine test. The term of this license is for the latter of ten
(10) years from the first commercial sale or the expiration date of the last to expire patent.

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

     During the next twelve months, we must raise approximately $4,500,000 to complete the development of the Ebaf Assay and to gather the preclinical data for the FDA. If we are successful in raising the capital required, we estimate that it will take approximately 10 months to complete the development of the Ebaf Assay and to gather its preclinical data . It is our understanding that preclinical data will be used to determine the extent of the clinical trial. The clinical trial is necessary to obtain FDA approval. If the preclinical data is acceptable to DOCRO and us, then we will meet with the FDA to determine the extent of a clinical trial. We estimate that a clinical trial for the Ebaf Assay will last approximately 8-12 months and will cost us $8-$10 million.

     Cash Requirements

     During the next twelve months, we will require approximately $2,500,000. Of this amount, $1,495,000 is required by our agreement with DOCRO to develop the Ebaf Assay and to gather the preclinical data for the FDA, $400,000 is our estimate of the cost for Dr. Tabibzadeh's continued scientific investigation of ebaf for one year and $600,000 is our estimate of the operating expenses of the Company for one year. There is no assurance that the $2,500,000 will be available to us on acceptable terms when we need it. Any additional capital may involve substantial dilution to the interests of our existing shareholders.

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

         Telomerase Assay
         ----------------

     On September 25, 2001, Lexon received a progress report from the University of Maryland that stated, "Although the preliminary data using an assay designed to measure telomerase enzyme activity in plasma was extremely encouraging; we have been unable, after exhaustive trials, to replicate these findings". Based on this information, management believes that it is in the Company's best interest to discontinue its pursuit for any further development of the Telomerase Technology. Further information regarding the accounting treatment of this decision can be found in the Financial Statement section of this filing.


     Expected Purchase or Sale of Plant and Significant Equipment

     None.

     Expected Significant Changes in Number of Employees.

     None.

                            PART II OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

     None

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Our notes to the financial statements for the nine months ended September 30, 2001 contain details about our sales of common stock during the period. The financial statements for the nine months ended September 30, 2001 and the accompanying notes are incorporated herein by reference. For each sale of common stock during the third quarter ended September 30, 2001, we relied upon an exemption from registration pursuant to Regulation D, Rule 506 and Section 4(2) of the Securities Act of 1933, as amended.

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

Date:  November 16, 2001