Form 10KSB
period 2001-12-31
LEXON INC/OK
filed 2002-04-01
CIK 1062679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001

                                   LEXON, INC.
             (Exact name of registrant as specified in its charter)


            Oklahoma                   000-26915              73-1533326
(State of other jurisdiction of    (SEC File Number)    (I.R.S. Employer
 incorporation or organization)                          Identification Number)


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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified price within the past 60 days. $1,940,214 as of March 28, 2002.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2001, we had 17,282,735 shares of common stock, $0.001 par value, outstanding.

Certain Forward-Looking Information

Certain statements included in this report, which are not historical facts are forward looking statements, including the information provided with respect to future business opportunities, expected financing sources and related matters. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management, and words such as "expects," "anticipates," "intends," "believes," "estimates" and similar expressions are intended to identify such forward looking statements. Since this information is based on current expectations that involve risks and uncertainties, actual results could differ materially from those expressed in the forward-looking statements.

PART I

Item 1. Description of Business

(a) Business Development

         1.  Form and Year of Organization

         We are a development stage company incorporated in Oklahoma on December 16, 1997. We own the exclusive worldwide license to the Ebaf Assay, a blood screening test to indicate whether a person may require diagnostic testing for colon cancer and certain types of ovarian and testicular cancers. The Ebaf Assay will require FDA approval before it can be sold in the United States.

         2.  Bankruptcy or Receivership

         We have never been in bankruptcy or receivership.

         3.  Mergers, Reclassifications and Purchases of Assets

         Gentest Merger and the Ebaf Assay

         We acquired the exclusive worldwide license to the Ebaf Assay on July 8, 1998 when we issued 1,000,000 shares of our $0.001 par value common stock in exchange for all of the outstanding common stock of Gentest, Inc., a Florida corporation that previously owned the license. We issued 1,000,000 shares of our common stock to UTEK Corporation ("UTEK"), the sole shareholder of Gentest. Gentest ceased to exist by reason of this transaction. UTEK, a Florida corporation, specialized in the transfer of technology from major universities and government research facilities in the U.S. and in Europe to the private sector. At December 31, 2001, UTEK owned approximately 236,000 shares or about 1.4% of our outstanding common shares.

         Cancer Diagnostics, Inc. ("CDI") Common Stock Purchase and the Telomerase Assay

         On January 29, 2000, Lexon purchased 100% of the Common stock of Cancer Diagnostics, Inc., a Florida corporation, for $200,000. The Company paid $50,000 in cash and gave UTEK Corporation, the sole shareholder of CDI, a promissory note for $150,000. The Company paid $12,000 in cash towards the promissory note and on March 27, 2001, the Company issued UTEK 236,000 shares of Lexon common stock as payment in full of the $30,000 remaining principal plus $8,080 in accrued interest. UTEK Corporation was a beneficial owner of Lexon common stock at the time of the CDI purchase.

CDI owned the exclusive worldwide license to the Telomerase Assay, a patent-pending blood test for lung cancer that was being developed at the University of Maryland, Baltimore ("UMB"). As of September 25, 2001, we decided to no longer pursue development of the Telomerase Technology. See part F/S for further information regarding the basis for this decision and its related accounting treatment.

(b) Business of Issuer

         1.  Principal Products and Services of Lexon and Their Markets

         We have no products or services for sale at this time. The Ebaf Assay is in the development stage. The Ebaf Assay will require FDA approval before it can be sold in the United States.

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

         The Ebaf Assay works by detecting elevated levels of the ebaf protein in a person's blood. Dr. Siamak Tabibzadeh, M.D., made the discovery linking the ebaf protein to colon cancer while he was a professor in the Department of Pathology at the University of South Florida ("USF") and an attending pathologist at the Moffitt Cancer Center at USF. Dr. Tabibzadeh tested approximately 27 types of malignant tumors for the presence of ebaf. The ebaf protein was not demonstrable in any of the tumors except for colon cancer (and some forms of ovarian and testicular cancer.) Therefore, the ebaf protein marker seemed to be unique to colon cancer (and some forms of ovarian and testicular cancer.)

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

         An ELISA-based test involves an ELISA plate, which is coated with a monoclonal antibody. When the plate is exposed to a sample of blood containing the marker (e.g. ebaf in the case of the colon cancer screening test), the monoclonal antibody captures the marker and locks it onto the surface of the plate. The plate is then rinsed and exposed to a polyclonal antibody which has an enzyme ligand attached to it. The polyclonal antibody also binds to the marker if it is present. This technique is called a "sandwich" ELISA format, because the substance being analyzed is "sandwiched" between a polyclonal and a monoclonal antibody. The entire plate is then exposed to an indicator solution, which changes color in the presence of the enzyme ligand. The degree of color change is dependent on the amount of enzyme present and hence on the amount of the marker on the surface of the plate. The degree of color change can then be read in a standard laboratory colorimeter. If the level of the marker in the blood is increased relative to the base level, further diagnostic testing may be necessary.

         Lexon engaged Diagnostic Oncology CRO, Inc. ("DOCRO") of Seymour, Connecticut to conduct a technology assessment and development program for the Ebaf Assay (see Part F/S--Notes to the Financial Statements). DOCRO is a nationally known clinical research organization that is engaged in providing technology assessment, technology development, and laboratory and clinical trial services to medical device developers. In particular, DOCRO is experienced in providing technology assessment and technology development services related to the development and commercialization of in vitro diagnostic assays.

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

         2.  Distribution Method of Products and Services

         Our success depends, in part, on our ability to market and distribute our potential products effectively. We have no experience in the sale or marketing of medical products. We have no manufacturing, marketing or distribution capabilities. In the event that we obtain FDA approval for the Ebaf Assay, we may require the assistance of one or more experienced pharmaceutical companies to market and distribute our potential products effectively. If we seek an alliance with an experienced pharmaceutical company, we may not be able to find a collaborative partner. If we enter into an alliance, it may not be on terms favorable to us. If we enter into an alliance, it may not be successful. Any partner to an alliance might, at its discretion, limit the amount and timing of resources it devotes to marketing our products. Any marketing partner or licensee may terminate its agreement with us and abandon our products at any time for any reason without significant payment. If we do not enter into an alliance with a pharmaceutical company to market and distribute our products, we may not be successful in entering into alternative arrangements, whether engaging independent distributors or recruiting, training and retaining a marketing staff and sales force of our own.

         3.  Status of Publicly Announced Products or Services

         Ebaf Assay

         The Ebaf Assay is still in the development stage. DOCRO has produced a working prototype of an ELISA test for the detection of ebaf. We need approximately $1,495,000 to complete the development of the Ebaf Assay and to gather preclinical data for the FDA. There is no assurance that we will be successful in obtaining the $1,495,000 we need on acceptable terms or at all.

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

         Our potential competitors are the major diagnostic pharmaceutical corporations, such as Abbott Pharmaceuticals, Roche, SmithKlineBeecham, Johnson & Johnson and Bayer. These companies have substantial marketing, distribution, regulatory compliance, financial, and research and development capabilities. If any of these competitors were to develop a colon cancer screening test not involving the Ebaf Assay, such an event may have a material adverse effect on our ability to compete in the medical screening and diagnostic field.

         5.  Sources of Raw Materials and the Names of Principal Suppliers

         We do not manufacture any products at this time, so we have no raw materials. The Ebaf Assay is a simple product to manufacture. Their main components are a plastic plate, monoclonal and polyclonal antibodies, and various fluorescent markers, each of which is commercially available.

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

         We have no information that would lead us to believe that the Ebaf Assay patent infringes on the intellectual property rights of another, but we give no assurance to that effect. The filing, prosecution and maintenance of all patent rights are within the sole discretion of the patent owners. As the exclusive licensee, we have the right to request that the patent owners seek, obtain and maintain such patent and other protections to the extent that they are lawfully entitled to do so, at our sole expense. There is no assurance that the patent owners will seek, obtain or maintain such patent and other protection to which they are lawfully entitled and there is no assurance that we will have sufficient working capital to fund their efforts.

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

         Sponsored Research Agreement - Ebaf Assay

         Effective July 31, 2001, Dr. Tabibzadeh, inventor of the ebaf assay, left North Shore to accept a position with State University of New York at Stony Brook. In connection with Dr. Tabibzadeh's departure, North Shore and Lexon signed a Separation agreement on September 28, 2001. This agreement released both parties from further obligation under the Ebaf Sponsored Research Agreement dated July 8, 1998.

         Discontinuation of Telomerase Assay Development

         On September 25, 2001, Lexon received a progress report from the University of Maryland ("UMB") that stated, "Although the preliminary data using an assay designed to measure telomerase enzyme activity in plasma was extremely encouraging; we have been unable, after exhaustive trials, to replicate these findings." Based on this information, the Company discontinued any further development of the Telomerase Technology. As such, the Company has written off the unamortized portion of the assets relating to this technology which amounted to $97,502. On December 6, 2001, the Company received notice from UMB that unless certain requirements were met, the License Agreement would be terminated in accordance with the agreement. Liabilities to UMB in the amount of $176,676 will remain on the Company's balance sheet until final resolution with UMB is reached. The Company is currently negotiating a release from its consulting agreement relating to the telomerase asset with Diagnostic Oncology CRO, Inc. entered into in August of 2000.

         Employment Agreements

         On January 3, 2001, we entered into written employment agreements with Gifford Mabie, our sole officer and director, and Rhonda Vincent, Thomas Coughlin and Vicki Pippin, our employees.

         The term of each employment agreement is for one year, ending January 3, 2002 with an automatic and continuous renewal for consecutive two year periods. Each agreement can be ended either by us or by the employee upon 30 days' written notice. Each agreement provides for an annual salary of at least $100,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. Each employee's salary will be accrued by the Company and paid in whole or in part as cash is available. If an employee resigns or is terminated for any reason, his or her accrued and unpaid salary plus severance pay ranging from three (3) months to twenty-four (24) months, depending on the circumstances of his or her departure, will be due and payable within 30 days of his or her resignation or termination. See Part F/S--Notes to the Financial Statements for further information regarding the terms of these employment agreements.

         Labor Contracts

         Lexon has signed various contracts for consulting services throughout the past three years. See Part F/S--Notes to the Financial Statements, "Commitments and Contingencies" for information concerning the amounts required to be paid under these agreements and the duration of each.

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

         FDA approval is required prior to sale of our products in the United States. The Ebaf Assay is considered an in-vitro diagnostic device. Most in-vitro diagnostic devices on the market today fall into Class I or Class II, however, a few high-risk diagnostic devices are subject to the more rigorous regulation of Class III.

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

         The FDA requires a separate approval for each proposed indication for the use of our products. We expect that our first indication for the Ebaf Assay will only involve its use as monitoring devices for cancer patients. Subsequently, we expect to expand each product's indication for use as a screening method. In order to do so, we will have to design additional clinical trials, submit the trial designs to the FDA for review, and complete those trials successfully. We cannot guarantee that the FDA will approve our products for any indication. We can only promote our products for indications, which have been approved by the FDA. Moreover, it is possible that the FDA may require a label cautioning against the use of our products for any or all other indications.

         There may be regulatory requirements, other than those FDA requirements, applicable to our products prior to their sale in other countries. If we choose to market our products in countries outside of the US, they will have to comply with any applicable requirements before such sales can be made.

         9. Effect of Existing or Probable Governmental Regulation

         It is quite possible that new regulations, which may become effective and be applicable to blood screening tests for cancer could be proposed and adopted which could restrict marketing of our products. We are not aware of any such pending or proposed regulations, however, there is no assurance that they will not be imposed.

         10. Estimate of the amount spent on research and development

         During the past two years (January 1, 2000 to December 31, 2001) we spent $198,896 on research and development activities. Of this amount, $141,648 was paid to DOCRO and $57,248 was paid to North Shore. No customer has or is expected to bear any direct research and development expense.

         In addition, we have committed to spend $1,495,000 pursuant to our agreements with DOCRO to develop the Ebaf Assay. We estimate that we will need $559,000 to support Dr. Tabibzadeh's ebaf research for another year.

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

         On January 3, 2001, we entered into written employment agreements with Gifford Mabie, Dr. Thomas Coughlin, Rhonda Vincent and Vicki Pippin. For details about the employment agreements, see Item 7., "Patents, Trademarks, Licenses, Royalty Agreements or Labor Contracts".

Item 2. Description of Property

Our executive office is located at 8908 South Yale Avenue, Suite 409, Tulsa, Oklahoma, 74137. We lease our 2,700 square feet office space from Oklahoma National Bank. Our office is shared with other companies of which our sole officer and director and our employees may be officers, directors and/or employees. The lease expires May 31, 2002. Our portion of the present $2,061 monthly lease payment is $412 per month.

Item 3. Legal Proceedings

On January 25, 2002, the Company, along with other plaintiffs, filed suit against the Company's former corporate counsel. The petition charges that former counsel took various actions, which were against the interests of the plaintiffs, committed a beach of fiduciary duty, and committed a breach of his duty to exercise reasonable care, skill and diligence on behalf of the Plaintiffs, which constitutes negligence. The Company is seeking actual punitive and compensatory damages in excess of $10,000.00 each. On March 25, 2002, the defendant filed a counterclaim against the Company and the other plaintiffs alleging, among other things, breach of contract, conversion and breach of fiduciary duty. Defendant is seeking actual, exemplary and punitive damages in excess of $10,000 each plus cost of litigation. The Company believes that defendant's claims are without merit and intends to vigorously defend itself.

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

         Quarter Ended                      High             Low

         March 31, 2000                     $3.56            $0.87
         June 30, 2000                      $2.75            $1.34
         September 30, 2000                 $1.43            $0.66
         December 31, 2000                  $0.91            $0.22
         March 31, 2001                     $0.71            $0.25
         June 30, 2001                      $0.44            $0.25
         September 30, 2001                 $0.27            $0.15
         December 31, 2001                  $0.20            $0.11

         (b) Holders

         As of December 31, 2001, there were approximately 86 holders of record of our common stock.

         (c) Dividend Policy

         We do not pay dividends.

         Recent Sales of Unregistered Securities

         On December 6, 2001, the Company issued 100,000 shares of its common stock as payment for services rendered by Goodbody International in the amount of $18,000. The shares were valued at $0.18 per share, which was the closing price of Lexon's common stock on December 5, 2001 ($0.19) less a 5% discount due to the restriction of the stock.

Item 6. Plan of Operation

We have no operating history prior to December 16, 1997. We have no revenues from the sale of products to date and have funded our activities through the sale of our common stock and through loans by our shareholders. During the next twelve months, we must raise approximately $3,000,000 to complete the development of the Ebaf Assay and to gather the preclinical data for the FDA and for working capital. If we are successful in raising the capital required, we estimate that it will take approximately 10 months for DOCRO to complete the development of the Ebaf Assay and to gather its preclinical data. It is our understanding that preclinical data will be used to determine the extent of the clinical trial. The clinical trial is necessary to obtain FDA approval. If the preclinical data is acceptable to DOCRO and us, then we will meet with the FDA to determine the extent of a clinical trial. We estimate that a clinical trial for the Ebaf Assay will last approximately 8-12 months and will cost us $8-$10 million.

         (i) Cash Requirements

         During the next twelve months, we will require approximately $3,000,000. Of this amount, $1,495,000 is required by our agreement with DOCRO to develop the Ebaf Assay and to gather the preclinical data for the FDA, $500,000 is our estimate of the cost for Dr. Tabibzadeh's continued scientific investigation of ebaf for one year and $800,000 is our estimate of the operating expenses of the Company for one year. There is no assurance that the $3,000,000 will be available to us on acceptable terms when we needed it. Any additional capital may involve substantial dilution to the interests of our existing shareholders.

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

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         (a) Identify Directors and Executive Officers

         Gifford M. Mabie, age 61, is our sole officer and director. He has been an executive officer and director of the Company since December 1997 (inception). From 1982 to 1994, Mr. Mabie was Senior Vice President of CIS Technologies, Inc. (NASD: CISI), a leading healthcare information company that was purchased by National Data Corporation (NYSE: NDC) in 1996. Mr. Mabie was instrumental in raising over $40 million in capital that funded acquisitions and new product development. As a result, that company's revenues grew from $105,000 in 1987 to over $40 million in 1995. Prior to CIS, Mr. Mabie was with Honeywell Information Systems, Inc., where he ranked as one of its top five salesmen worldwide. Prior to joining Honeywell, he was corporate controller with W.B. Dunavant & Company, one of the world's largest cotton brokers. He holds degrees in accounting and economics from Memphis State University and served for eight years in the United States Navy.

         Mr. Mabie is also the sole officer and director of Maxxon, Inc. (OTC Bulletin Board: MXON).

         (b) Significant Employees

         None

         (c) Family Relationships

         None.

         (d) Involvement in Legal Proceedings of Officers, Directors and Control Persons

         None.

Item 10. Executive Compensation


                           SUMMARY COMPENSATION TABLE

                                                                    Long Term Compensation
                                                             -------------------------------------
                                                             --------------------------- ---------
                                 Annual Compensation                   Awards            Payouts
                          ---------------------------------- --------------------------- ---------
                          ------------ ----------- --------- ----------- --------------- ---------

    Name and                                       Other        Restricted  Securities      LTIP         All
   Principal                                       Annual       Stock       Underlying      Options/SARs Other
    Position       Year     Salary       Bonus     Compensation             Awards          Payouts      Compensation
----------------- ------- ------------ ----------- ------------ ----------- --------------- ------------ ----------
----------------- ------- ------------ ----------- ------------ ----------- --------------- ------------ ----------
Gifford M.
Mabie, CEO         2001   $100,000(1)   50,000(2)    $-0-          $-0-          -0-            $-0-        $-0-
                   2000    $60,000(3)


(1)  Accrued but not paid
(2)  Paid in the form of 500,000 shares of Lexon, Inc. common stock.
(3) Estimated value of Mr. Mabie's services. Treated as a capital contribution for accounting purposes.


                     Options/SAR Grants in Last Fiscal Year

                          Number of        % of Total
                          Securities       options/SARs
                          underlying       Granted to
                      Options/SARs Employees in Exercise or
Name                      Granted          Fiscal Year       Base Price      Expiration Date
------------------------- ---------------- ----------------- --------------- -----------------
------------------------- ---------------- ----------------- --------------- -----------------

Gifford M. Mabie, CEO     714,286          23.8%             $0.25           January 4, 2011



Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values


                                                             Number of Securities   Value of
                                                             Underlying             Unexercised
                                                             Unexercised            In-the-Money
                                                             Options/SARs at        Options/SARs at
                           Shares                            FY-End                 FY-End
                           Acquired on                       Exercisable/           Exercisable/
Name                       Exercise         Value Realized   Unexercisable          Unexercisable
-------------------------- ---------------- ---------------- ---------------------- -------------------
-------------------------- ---------------- ---------------- ---------------------- -------------------

Gifford M. Mabie, CEO      714,286          $178,572         N/A                    N/A


Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following shareholders are known to us to own more than 5% of the outstanding common stock of the Company. Except as otherwise indicated, all information is as of December 31, 2001 and ownership consists of sole voting and investment power.

                                         Relationship           Common               Percentage of
Name and Address                         To Company             Shares Owned         Outstanding Shares
---------------------------------------- ---------------------- -------------------- ----------------------
Gifford M. Mabie
8908 S. Yale Ave., #409
Tulsa, OK 74137                          Officer and Director   1,114,286            6.45%

Vicki L. Pippin
8908 S. Yale Ave., #409
Tulsa, OK 74137                          Employee               1,169,286            6.76%

Rhonda R. Vincent
8908 S. Yale Ave., #409
Tulsa, OK 74137                          Employee               994,552              5.75%

Sole    Officer   and    Director   and
Employees as a Group (3 persons)                                3,278,124            18.96%



Common Stock Options and Warrants Outstanding

         At December 31, 2001, the Company had outstanding warrants to purchase up to 1,866,062 shares of common stock at exercise prices ranging from $.48 to $2.06 per share. See Part F/S "Notes to Financial Statements".

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

Item 13. Exhibits and Reports on Form 8-K

Exhibits:
         See Part III, "Index to and Description of Exhibits"

Reports on Form 8-K:
         The Company had no Form 8-K filings during the fourth quarter of 2001.

Part F/S


                          INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements

Independent Auditors' Report.......................................................................      16

Balance Sheet At December 31, 2001.................................................................      17

Statements Of Operations From Inception (December 16, 1997) Through December 31, 2001
And For The Years Ended December 31, 2001 and 2000................................................       18

Statements Of Cash Flows From Inception (December 16, 1997) Through December 31, 2001
And For The Years Ended December 31, 2001 and 2000.................................................      19

Statements Of Shareholders' Equity From Inception (December 16, 1997) Through
December 31, 2001..................................................................................      20

Notes To Financial Statements From Inception (December 16, 1997) Through
December 31, 2001, And For The Years Ended December 31, 2001 and 2000..............................      21



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Lexon, Inc.


We have audited the accompanying balance sheet of Lexon, Inc., a Development Stage Company, as of December 31, 2001, and the related statements of operations, cash flows and shareholders' equity for the years ended December 31, 2001 and 2000, and for the period from inception (December 16, 1997) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lexon, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and the period from inception
(December 16, 1997) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company is a development stage company with insufficient revenues to fund development and operating expenses. This condition raises substantial doubt about its ability to continue as a going concern. Management's plan concerning this matter is also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Tulsa, Oklahoma
February 4, 2002

                                   Lexon, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                December 31, 2001




                                ASSETS
Current assets
Cash                                                                $2,074
Prepaid Consulting Fees                                              9,375
                                                               -----------
   Total current assets                                             11,449
                                                               -----------
Licensed technology, net                                           127,853
                                                               -----------
TOTAL ASSETS                                                      $139,302
                                                               ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                           $39,450
Accrued salaries payable                                           400,000
Payable to DOCRO                                                   350,000
Payable to University of Maryland                                  176,676
Payable to University of South Florida Research Facility            75,000
Related party payables                                             145,874
                                                               -----------
   Total current liabilities                                     1,187,000
                                                               -----------

Shareholders' equity
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;  no shares
   issued and outstanding                                                -
Common stock, $0.001 par value,
   45,000,000 shares authorized;
   17,282,735 shares issued and outstanding                         17,283
Common stock subscribed                                           (750,000)
Paid in capital                                                  8,916,120
Deficit accumulated during the development stage                (9,231,101)
                                                               -----------
                                                                (1,047,698)
                                                               -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $139,302
                                                               ===========


The accompanying notes are an integral part of the financial statements.

                                   Lexon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
        From Inception (December 16, 1997) Through December 31, 2001 and
                 For the Years Ended December 31, 2001 and 2000





                                 From inception
                                          (December 16,
                                          1997) through           Year Ended           Year Ended
                                      December 31, 2001    December 31, 2001    December 31, 2000
                                      -----------------    -----------------    -----------------
Revenue                                             $ -                  $ -                  $ -
                                      -----------------    -----------------    -----------------

Expenses
Research and development                      1,591,530              203,482              580,393
General and administrative                    7,225,869            1,027,691            4,031,431
                                      -----------------    -----------------    -----------------
   Total operating expenses                   8,817,399            1,231,173            4,611,824
                                      -----------------    -----------------    -----------------
Operating loss                               (8,817,399)          (1,231,173)          (4,611,824)
                                      -----------------    -----------------    -----------------
Interest expense                                413,702                7,920               24,380
                                      -----------------    -----------------    -----------------
Net loss                                   $ (9,231,101)        $ (1,239,093)        $ (4,636,204)
                                      -----------------    -----------------    -----------------
Weighted average shares outstanding           8,164,574           13,903,157            7,780,466
                                      -----------------    -----------------    -----------------
Loss per share                                  $ (1.13)             $ (0.09)             $ (0.60)




The accompanying notes are an integral part of the financial statements.



                                   Lexon, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
        From Inception (December 16, 1997) through December 31, 2001 and
                 For the Years Ended December 31, 2001 and 2000




                                                                 From inception
                                                                  (December 16,
                                                                  1997) through            Year Ended           Year Ended
                                                               December 31, 2001    December 31, 2001    December 31, 2000
                                                               -----------------    -----------------    -----------------

Operating activities
Net loss                                                           $ (9,231,101)        $ (1,239,093)        $ (4,636,204)
Plus non-cash charges to earnings:
   Amortization of license and sponsored research agreements            669,468              204,805              217,018
   Value of common stock options granted to
   non-employees for services                                         1,299,218                    -                    -
   Value of warrants issued to non-employees                                  -                    -                    -
   Amortization of Stock Options Issued to Non-employee Lenders         356,346                    -                    -
   Value of services contributed by employees                         1,111,479              200,000              410,000
   Value of stock issued for services                                 3,430,836               55,500            3,153,661
Change in working capital accounts:
   Decrease (increase) in prepaid expenses                               (9,375)              (9,375)               4,063
   Increase in other receivables                                              -                6,532                3,171
   Increase (decrease) in accounts payable and accrued liabilities       39,450              (51,979)              54,214
   Increase in accrued salaries                                         400,000              400,000                    -
   Increase (decrease) in interest payable                                8,080              (11,754)              14,934
   Increase in payable to Univ. of Maryland                              52,139               52,139                    -
   Increase in payable to DOCRO                                         350,000                    -              350,000
Increase in payable to Univ. of South Florida                            75,000               75,000                    -
   Increase (decrease) in payable to North Shore                              -              (27,054)            (159,054)
                                                               -----------------    -----------------    -----------------
      Total operating activities                                     (1,448,460)            (345,279)            (588,197)
                                                               -----------------    -----------------    -----------------
Financing activities
Loans from related parties                                              687,265              153,956              183,682
Repayment of loans from related parties                                (541,391)            (196,791)            (114,600)
Sale of common stock for cash:
   To founders                                                            5,000                    -                    -
   To third-party investors                                           1,795,727              424,000              445,519
   Payment of issue costs                                              (174,598)             (34,100)                   -
   To employees upon exercise of employee stock options                 320,313                    -              234,375
                                                               -----------------    -----------------    -----------------
      Total financing activities                                      2,092,316              347,065              748,976
                                                               -----------------    -----------------    -----------------
Investing activities
Purchase of Cancer Diagnostics Inc.                                    (170,000)                   -             (170,000)
Purchase of exclusive licenses                                         (160,000)                   -                    -
Payment of sponsored research contract                                 (311,250)                   -                    -
                                                               -----------------    -----------------    -----------------
      Total investing activities                                       (641,250)                   -             (170,000)
                                                               -----------------    -----------------    -----------------
Change in cash                                                            2,606                1,786               (9,221)
Cash at beginning of period                                                   -                  820               10,041
                                                               -----------------    -----------------    -----------------
Cash at end of period                                                   $ 2,606              $ 2,606                $ 820
                                                               =================    =================    =================

Supplemental disclosure of cash flow information:
   Cash paid for interest during the period                            $ 24,964              $ 3,575              $ 1,233

Non-cash financing and investing activities:
   Common stock issued in Gentest Merger                                $ 1,000                  $ -                  $ -
   Sponsored Research Agreement for Telomerase Technology               124,537                    -              124,537
   Common stock issued to employees upon exercise
   of their options                                                     750,000              750,000                    -
   Common stock subscribed through promissory notes                    (750,000)            (750,000)                   -
   Common stock issud as payment of liabilities
   incurred in CDI transactions                                          38,080               38,080                    -



The accompanying notes are an integral part of the financial statements.



                                   Lexon, Inc.
                          (A Development Stage Company)

                        Statement of Shareholders' Equity
          From Inception (December 16, 1997) through December 31, 2001



                                                                                                 Common
                                                        Shares of     Common      Paid In         Stock
                                                            Stock      Stock      Capital    Subscribed      Net Loss         Total
                                                       ----------   --------  -----------   -----------  ------------  ------------
Balance at December 16, 1997 (Inception)                        -        $ -          $ -           $ -           $ -           $ -

Contribution of services by officer and employees               -          -        1,479             -             -         1,479
Common stock issued for cash:
To Founders                                             5,000,000      5,000            -             -             -         5,000
To Third-Party Investors                                  631,472        632      925,577             -             -       926,209
To employees upon exercise of stock options                55,000         55       85,883             -             -        85,938
Less issue costs                                                -          -     (140,498)            -             -      (140,498)
Common stock issued for services                          123,041        123      221,552             -             -       221,675
Common stock issued in Gentest Merger                   1,000,000      1,000            -             -             -         1,000
Value of stock options to granted non-employees                 -          -    1,655,565             -             -     1,655,565
Contribution of services by officer and employees               -          -      500,000             -             -       500,000
Net Loss from Inception through December 31, 1999               -          -            -             -    (3,355,804)   (3,355,804)
                                                       ----------   --------  -----------   -----------  ------------  ------------
Balance at December  31, 1999                           6,809,513      6,810    3,249,558             -    (3,355,804)      (99,436)

Common stock issued for cash:
    To third-party investors                              312,530        313      215,754             -             -       216,067
To employees upon exercise of stock options               150,000        150      234,225             -             -       234,375
     Less cost of capital                                       -          -       (4,922)            -             -        (4,922)
Common stock issued for services                        1,543,222      1,543    1,672,019             -             -     1,673,562
Value of stock issued in anticipation
 of puts with Swartz                                      387,470        387         (387)            -             -             0
Value of stock warrants granted to non-employees                -          -    1,714,473             -             -     1,714,473
Contribution of services by officer and employees               -          -      410,000             -             -       410,000
Net Loss through December 31, 2000                              -          -            -             -    (4,636,204)   (4,636,204)
                                                       ----------   --------  -----------   -----------  ------------  ------------
Balance at December  31, 2000                           9,202,735      9,203    7,490,720             -    (7,992,008)     (492,085)

Common stock issued for cash:
    To third-party investors                            2,494,000      2,494      421,506             -             -       424,000
To employees upon exercise of stock options             3,000,000      3,000      747,000      (750,000)            -             -
     Less cost of capital                                       -          -      (34,100)            -             -       (34,100)
Common stock issued for services                          350,000        350       55,150                                    55,500
Common stock issued as payment of debt                    236,000        236       37,844             -             -        38,080
Contribution of services by officer and employees       2,000,000      2,000      198,000             -             -       200,000
Net Loss through December 31, 2001                              -          -            -             -    (1,239,093)   (1,239,093)
                                                       ----------   --------  -----------   -----------  ------------  ------------
Balance at December  31, 2001                          17,282,735   $ 17,283  $ 8,916,120    $ (750,000) $ (9,231,101) $ (1,047,698)
                                                       ==========   ========  ===========   ===========  ============  ============



The accompanying notes are an integral part of the financial statements.

                                   Lexon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
          From Inception (December 16, 1997) through December 31, 2001 and For the Years Ended December 31, 2001 and 2000


Note 1-- Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations
Lexon, Inc. ("Lexon" or "the Company") owns the exclusive worldwide license to develop, manufacture, obtain FDA approval for, and market a blood screening test kit for detecting elevated levels of the Ebaf protein, which has been linked to colon cancer and certain types of ovarian and testicular cancers. Development of the blood test, known as the Ebaf Assay, has not yet been completed.

Development Stage Operations
The Company was incorporated on December 16, 1997, under the laws of the state of Oklahoma. Since inception, the Company's primary focus has been raising capital and developing the Ebaf Assay.

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

Compensation of Officers and Employees
Prior to January 1, 2001, the Company's sole officer and director and its other employees served without pay or other non-equity compensation. During those periods, the fair value of their services was recorded as an expense with an offsetting entry to paid-in-capital. For the year ended December 31, 2000, the Company recorded $410,000 as the value of services contributed by its sole officer and director and its other employees. On January 3, 2001, the Company entered into written employment agreements with its sole officer and director, and certain employees. These agreements designate specific salaries for those individuals and require that the salaries be paid in 24 semi-monthly installments. For the year ended December 31, 2001, the Company was unable to pay the compensation, so the individuals accepted 2,000,000 shares of common stock in satisfaction of $200,000 of the obligations. In addition, the Company recorded $400,000, including $200,000 in bonuses, as an accrued liability. For the period from inception (December 16, 1997) to December 31, 2001, the value of the services rendered by Lexon's sole officer and director and its other employees was $1,511,479.

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

Research and Development ("R&D") Costs
The Company amortized the $311,250 paid pursuant to the Sponsored Research Agreement for the Ebaf assay over two years, ending in May 2001, which was the life of the service agreement. Any other costs relating to the development of the Ebaf Assay are expensed as incurred. Compensation cost associated with stock options granted to Dr. Tabibzadeh, the inventor of the Ebaf Assay, were recorded by the Company as R&D expense. As of September 25, 2001, the Company is no longer pursuing development of the Telomerase Technology. See Note 6 for information regarding the basis for this decision and its related accounting treatment.

New Accounting Standards
The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" during the first quarter of 2001. Currently, the Company does not engage in hedging activities or transactions involving derivatives.


In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." The provisions of the Statement apply to all business combinations initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting. This method requires the accounts of an acquired institution to be included with the acquirer's accounts as of the date of acquisition with any excess of purchase price over the fair value of the net assets acquired to be capitalized as goodwill. The Statement also requires that the assets of an acquired institution be recognized as assets apart from goodwill if they meet specific criteria presented in the Statement. The Statement ends the use of the pooling-of-interests method of accounting for business combinations, which required the restatement of all prior period information for the accounts of the acquired institution. The Company will account for all mergers and acquisitions initiated after June 30, 2001, using the purchase method.


In June 2001, the FASB issued SFAS No. 142, "Goodwill And Other Intangible Assets", and SFAS No. 143, "Accounting For Asset Retirement Obligations". SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets", and primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separately identified intangible assets not deemed to have indefinite lives will continue to be amortized over their useful lives. SFAS No. 142 applies to all goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company is currently evaluating the impact of SFAS No. 142 on its financial statements.


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

In August 2001, the FASB issued SFAS No. 144, "Accounting For The Impairment Or Disposal Of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, and APB Opinion No. 30, "Reporting The Results Of Operations - Reporting The Effects Of Disposal Of A Segment Of A Business, And Extraordinary, Unusual And Infrequently Occurring Events And Transactions". SFAS No. 144 establishes an accounting model based on SFAS No. 121 for long-lived assets to be disposed of by sale, previously accounted for under APB Opinion No. 30. This Statement is effective for fiscal years beginning after December 15, 2001. The Company, which will adopt SFAS No. 144 on January 1, 2002, does not expect a material impact from the adoption of SFAS No. 144 on its financial statements.

Note 2--  Gentest Merger

On May 11, 1998, the Company entered into an Agreement and Plan of Merger with Gentest, Inc., a Florida corporation, whereby the Company issued 1,000,000 shares of its Common Stock for all the issued and outstanding Common Stock of Gentest, Inc. Gentest was formed in March 1998 for the purpose of securing the License Agreement and Sponsored Research Agreement related to the Ebaf Assay. Under the terms of the Agreement and Plan of Merger, the Company issued to UTEK Corporation ("UTEK"), the sole shareholder of Gentest, 1,000,000 shares of Common Stock of Lexon. Gentest ceased to exist by reason of the merger, and the assets and liabilities of Gentest, including those rights and obligations associated with the exclusive License Agreement and the Sponsored Research Agreement, became assets and liabilities of Lexon. The obligations of Gentest were to pay $105,000 for the exclusive license, $311,250 to develop the test kit and $55,000 for services rendered in connection with securing the agreements. Lexon paid the obligations in full on July 8, 1998. The Gentest merger was accounted for as a purchase. The purchase price of $1,000 was based on the number of shares issued at par value of $0.001 per share.

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
                                            ================

Note 3--  Exclusive License--Ebaf Assay

On July 8, 1998, the Company paid $100,000 to the University of South Florida Research Foundation ("USFRF") and $5,000 to North Shore University Hospital Research Foundation ("North Shore") for the exclusive worldwide license to develop and market the Ebaf Assay test kits. In addition, the Company paid $55,000 to UTEK for services rendered in connection with securing the license agreements. The exclusive license is being amortized over 17 years using the straight-line method. At December 31, 2001, the amount of accumulated amortization related to the Exclusive License was $33,147.

Note 4--  Sponsored Research Contract--Ebaf Assay

On July 8, 1998, the Company paid $311,250 to North Shore under the terms of a Sponsored Research Agreement to develop the cancer screening test kits. The contract specified a 24-month development period with costs not to exceed $311,250. The Sponsored Research Agreement was amortized over 2 years using the straight-line method, with amortization costs recorded as research and development expenses. At December 31, 2001, the asset was fully amortized (see "Agreements with North Shore" in Note 8).

Note 5-- Purchase of Cancer Diagnostics, Inc.

On January 29, 2000, Lexon purchased 100% of the Common Stock of Cancer Diagnostics, Inc., a Florida corporation, for $200,000. The Company paid $50,000 in cash and gave UTEK Corporation, the sole shareholder of CDI, a promissory note for $150,000. The Company paid $120,000 in cash towards the promissory note and on March 27, 2001, the Company issued UTEK 236,000 shares of Lexon common stock as payment in full of the $30,000 remaining principal plus $8,080 in accrued interest. The value of the shares issued to UTEK was based upon the quoted market price of Lexon's common stock on the March 26, 2001, the date UTEK agreed to accept the shares, less a 50% discount for the issuance of restricted shares. UTEK Corporation was a beneficial owner of Lexon common stock at the time of the CDI purchase.

CDI owned the exclusive worldwide license to the Telomerase Assay, a patent-pending blood test for lung cancer that was being developed at the University of Maryland, Baltimore ("UMB"). As of September 25, 2001, the Company is no longer pursuing development of the Telomerase Technology. See Note 6 for information regarding the basis for this decision and its related accounting treatment.

Note 6--  Discontinuation of Telomerase Assay Development

On September 25, 2001, Lexon received a progress report from the University of Maryland ("UMB") that stated, "Although the preliminary data using an assay designed to measure telomerase enzyme activity in plasma was extremely encouraging; we have been unable, after exhaustive trials, to replicate these findings." Based on this information, the Company is no longer pursuing for any further development of the Telomerase Technology. As such, the Company has written off the unamortized portion of the assets relating to this technology which amounted to $97,502. Liabilities to UMB in the amount of $176,676 will remain on the Company's balance sheet until final resolution with UMB is reached. The Company is currently negotiating a release from its consulting agreement relating to the telomerase asset with Diagnostic Oncology CRO, Inc. entered into in August of 2000 (see Note 8).

Note 7--  Related Party Payables

The Company's officers, directors and employees are officers, directors and/or employees of other companies. The Company shares staff, office space and other administrative expenses with these other companies and from time to time borrows from and makes cash advances to the other companies. At December 31, 2001, the Company had recorded payables of $145,874 to the related companies included in related party payable in the accompanying balance sheet. The existence of the common control and transactions with the related companies could result in operating results or financial position of the Company being significantly different from that if the Company were autonomous.

During 2000, the Company borrowed $76,500 from its shareholders. The Company executed notes payable, which were due December 31, 2000, at an interest rate of 10% per year. Subsequent to December 31, 2000, these notes began to accrue interest at a default rate of 16%. At December 31, 2001, the balance on these notes was paid in full.

Note 8--  Commitments and Contingencies

Future Royalty Obligations Under Exclusive License Agreement--Ebaf Assay
In connection with the exclusive license agreement, the Company agreed to pay to USFRF a royalty equal to the greater of (a) five percent (5%) of revenue from the sale of products based on the concept for the diagnosis of selected adenocarcinomas and any additions, extensions and improvements thereto or as a minimum (b) zero (0) dollars for the first twenty four (24) months; $75,000 at the end of year three (3); $100,000 at the end of year four (4); $125,000 at the end of year five (5); $150,000 at the end of year six (6) and for each successive year thereafter during the term of the exclusive license agreement. The royalty obligation will expire after the longer of twenty (20) years or the expiration of the last to expire patent that covers the licensed intellectual property. The Company also agreed to pay to North Shore a royalty equal to one-half percent (0.5%) of revenue from the sale of such products and ten percent (10%) of any consideration received by the Company from granting sublicenses. No minimum royalty payments are required under the License Agreement with North Shore. At December 31, 2001, the Company had accrued $75,000 as a liability related to the minimum royalty payments due to USFRF. The Company is presently past due on its payment of the minimum royalty obligation and is working to resolve this matter with USFRF. Under the terms of the license, USFRF has the right to terminate the Company's license at any time for non-payment of minimum royalties.

Future Royalty Obligations Under Exclusive License Agreement--Telomerase Assay In exchange for the exclusive license agreement, CDI agreed to pay UMB various royalties based on Net Sales of products sold using the Telomerase Assay technology. Based on the information received from University of Maryland, the Company is no longer pursuing development of the telomerase assay. On December 6, 2001, the Company received notice from UMB that unless certain requirements were met, the License Agreement would be terminated in accordance with the agreement. The Company responded in writing that it has no present intent to pay any more money to UMB for a technology that does not work. The Company's obligations to UMB in the amount of $176,676 are included in the financial statements although Lexon is attempting to be released from them.

Future Obligations to North Shore University
On March 8, 1999, the Company agreed to fund an additional $81,162 to North Shore, of which $54,108 was paid. Pursuant to a separation agreement signed on September 28, 2001, with North Shore, the Company was released from its remaining obligation of $27,054.

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

Leases
The Company's executive office is leased from a third party under the terms of a lease agreement that expires May 31, 2002. The office is shared with other companies for which our officer and director and our employees may also be officers, directors and/or employees. During the year ended December 31, 2001, the Company recorded $7,942, for rent expense. The minimum annual lease payments pursuant to the lease agreement and the Company's estimated share are scheduled as follows:

    For the Period Ended     Minimum Annual Lease   Company's Estimated
             December 31                 Payments                 Share
------------------------- ------------------------ ---------------------
        2002                              $10,305                $2,061

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

According to the Agreement, if Lexon has not put at least $1,000,000 of Common Stock to Swartz during any six calendar month period following the effective date of the Agreement, then Lexon shall pay a non-usage fee of $100,000 less 10% of the aggregate put dollar amount put to Swartz during the period. The Company contends that the price/volume conditions related to the stock puts actually prevent the Company from fulfilling the $1,000,000 put obligation. The Company and Swartz are attempting to resolve this issue without litigation.

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

DOCRO Services Agreement
On June 21, 2000 and August 2, 2000, the Company entered into two consulting agreements with Diagnostic Oncology CRO, Inc. ("DOCRO"), a company engaged in providing technology assessment, technology development, and laboratory and clinical trial services to medical device developers, to conduct a technology assessment and development program for Lexon's Ebaf and Telomerase tumor marker technologies. For these services, Lexon agreed to pay DOCRO $1,495,000 and $1,858,900, respectively, payable in stages upon achievement by DOCRO of specific milestones in the operation. As of December 31, 2001, the Company has recorded a payable to DOCRO under the agreements of $350,000. As of September 25, 2001, the Company is no longer pursue the Telomerase Technology. See Note 6 for information regarding the basis for this decision and its related accounting treatment. Management is currently negotiating with DOCRO for a mutual release from its August 2, 2000, consulting agreement related to Telomerase.

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

The term of each employment agreement is for one year, ending January 3, 2002, with an automatic and continuous renewal for consecutive two year periods. Each agreement can be terminated either by the Company or by the employee upon 30 days' written notice. Each agreement provides for an annual salary of at least $100,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. Each employee's salary will be accrued by the Company and paid in whole or in part as cash is available. If an employee resigns or is terminated for any reason, his or her accrued and unpaid salary plus severance pay ranging from three (3) months to twenty-four (24) months, depending on the circumstances of his or her departure, will be due and payable within 30 days of his or her resignation or termination. Under each employment agreement, the Company provides certain fringe benefits, including, but not limited to, participation in pension plans, profit-sharing plans, employee stock ownership plans, stock appreciation rights, hospitalization and health insurance, disability and life insurance, paid vacation and sick leave. Lexon, Inc. will reimburse each employee for any reasonable and necessary business expenses, including travel and entertainment expenses that are necessary to carry out his or her duties. Each employee has the right to participate in other businesses as long as those businesses do not compete with Lexon, Inc. and so long as the employee devotes the necessary working time, as determined in his or her sole discretion, to Lexon's business activities. The Company will indemnify each employee for all legal expenses and liabilities incurred with any proceeding involving the employee by reason of his or her being an officer, director, employee or agent of the Company. The Company will pay reasonable attorney fees and expenses as incurred in the event that, in the employee's sole judgment, he or she needs to retain counsel or otherwise expend personal funds for his or her defense. If there is a change in control, each employee has the right to resign. A change in control is defined as a change in the majority of Directors within any twelve month period without 2/3 approval of the shares outstanding and entitled to vote, or a merger where less than 50 percent of the outstanding common stock survives and a majority of the Board of Directors remains, or the sale of substantially all of the Company's assets, or if any other person or group acquires more than 50 percent of the voting capital.

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

Consulting Agreement with Dr. Siamak Tabibzadeh
In connection with the Dr. Tabibzadeh's departure from North Shore, Lexon signed a consulting agreement with Dr. Tabibzadeh on September 1, 2001. Under this agreement Dr. Tabibzadeh continues the research he began at North Shore. This included determining the extent that ebaf is present in colon and ovarian carcinomas and assessing the extent of correlation between the amount of ebaf in the body fluids and the degree of differentiation, the extent of invasion and the stage of colon and ovarian carcinomas. The contract is on a month-to-month basis with consulting fees valued at $16,666.66 per month. These fees are expensed as incurred. At December 31, 2001, the Company owed Dr. Tabibzadeh $33,333 in accrued consulting fees. Dr. Tabibzadeh has made demand for payments due under the consulting agreement. Dr. Tabibzadeh accepted his new position with Stony Brook on February 1, 2002. Accordingly, this agreement was terminated as of that date.

Consulting Agreement with Houlihan Smith
On August 30, 2001, the Company signed an agreement with Houlihan Smith & Company, Inc ("Houlihan"). Under this agreement, Houlihan agreed to provide the Company with consulting services including, but not limited to, reviewing the business, operations and assets of the Company, assisting the Company in preparing a private placement offering memorandum, and contacting potential Financing sources on behalf of the Company. For the services, Lexon paid Houlihan a retainer fee in the amount of $50,000 and transaction fees of 8% of any equity financing raised and warrants to purchase common stock of the Company equal to 10% of the fully-diluted new shares that are represented by the financing.

Research Agreement with Stony Brook
On December 5, 2001, we signed a funding agreement with Research Foundation of SUNY Stony Brook ("Stony Brook"). The agreement became effect upon the first receipt of funds by Stony Brook. Pursuant to this agreement, we agreed to fund the employment of Dr. Siamak Tabibzadeh through September 1, 2005. Under this agreement, Dr. Tabibzadeh will continue his research related to the Ebaf Assay Technology. The Company's obligation under this agreement includes a yearly salary for Dr. Tabibzadeh of $200,000 to be paid in semi-annual installments. Additionally, the company is required to pay $59,000 annually in semi-annual installments for fringe benefits to be paid to Dr. Tabibzadeh. Dr. Tabibzadeh began his employment at Stony Brook on February 1, 2002. As such, the Company did not accrue any funds related to his employment at December 31, 2001.

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

During the year ended December 31, 2001, the following Common Stock transactions occurred:

o On February 23, 2001, the employees of Lexon exercised options to purchase 3,000,000 shares of common stock at an exercise price of $0.25 per share. Each person gave the Company an unsecured promissory note. The total of these notes amounted to $750,000. The notes are due February 23, 2008, and accrue interest at a rate of 8% per year.

o On January 9, 2001, 400,000 shares were sold to three accredited third party investors under Rule 506 for $100,000 in cash.

o On March 27, 2001, the Company issued 236,000 shares of its common stock as the final $30,000 payment on a $150,000 note payable and related accrued interest to UTEK Corporation (see Note 5). The stock was valued at the closing price on the date UTEK agreed to accept the shares, less a 50% discount for the issuance of restricted shares.

o On April 3, 2001, 200,000 shares were sold to one accredited third party investor under Rule 506 for $50,000 in cash.

o On April 30, 2001, we began Offering Units at a price of $0.25 per Unit. Each Unit consisted of one share of Common Stock and one Common Stock purchase warrant that expires on January 11, 2006. Pursuant to the terms of this Offering, we had the following transactions.

         During May 2001, we sold 100,000 Units and received $25,000 in cash. During June 2001, we sold 100,000 Units and received $25,000 in cash. During July 2001, we sold 120,000 Units and received $30,000 in cash. During August 2001, we sold 160,000 Units and received $40,000 in cash. During September 2001, we sold 84,000 Units and received $21,000 in cash.
         During October 2001, we sold 1,330,000 Units and received $133,000 in cash.

o On August 6, 2001, the Company issued 2,000,000 shares of common stock to its sole officer and director and employees. This issuance was made in accordance with the employment agreements signed on January 3, 2001 (see
     Note 8).

o On August 13, 2001, the Company issued 250,000 shares of its common stock to a consultant as payment for services valued at $62,500. The shares were valued using the closing price of its stock on the date the agreement was signed discounted by 40% due to a restriction on the stock. As such, the Company recorded the value of the shares at $37,500. This amount is being amortized over six months, which is the life of the agreement.

o On December 6, 2001, the Company issued 100,000 shares of its common stock as payment for services rendered by Goodbody International in the amount of $18,000. The shares were valued at $0.18 per share, which was the closing price of Lexon's common stock on December 5, 2001 ($0.19) less a 5% discount due to the stock being restricted.

Lexon is authorized to issue 45,000,000 Shares of Common Stock, par value $0.001 per share, of which 17,282,735 shares were outstanding as of December 31, 2001. Lexon is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding. There is no present intent to issue any Preferred Stock.

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



                               From Inception
                                      Through           Year Ended            Year Ended
                            December 31, 2001    December 31, 2001     December 31, 2000
  Net loss:
       As reported               $(9,231,101)         $(1,239,093)          $(4,636,204)
       Pro forma                  (9,677,501)          (1,685,493)           (6,199,736)

  Basic and diluted EPS:
       As reported                 $   (1.13)             $ (0.09)            $   (0.60)
       Pro forma                       (1.19)               (0.12)                (0.80)



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

On November 1, 1998, the Company entered into an agreement with an investor relations firm whereby the Board granted the firm options to purchase up to 1,000,000 shares of Common Stock over a two-year period. The options were eligible to vest on a quarterly basis, subject to the achievement of certain market conditions surrounding the Company's stock. If the vesting conditions are not met, the options eligible for vesting are forfeited. Compensation cost will be recorded for the options when and if they become vested. Only vested options are exercisable. All vested options were exercisable until October 27, 2008. On June 30, 1999, 70,000 options exercisable at $1.50 per share became vested. To determine compensation cost, the 70,000 vested options were valued at $3.26 per share based on the Black-Scholes option pricing model and the Company recorded $228,200 as general and administrative expense. The following assumptions for the Black-Scholes option pricing model were used: exercise price of $1.50 per share, market price on vesting date of $3.375, risk- free interest rate of 5.87%, expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 117%. During the year ended December 31, 1999, 260,000 options at exercise prices ranging from $1.20 to $2.00 per share were forfeited. During the year ended December 31, 2000, the remaining 670,000 options at exercise prices ranging from $2.50 to $3.00 per share were forfeited.

On March 4, 1999, the Board granted 250,000 options to purchase Common Stock at an exercise price of $1.5625 per share to Dr. Tabibzadeh, inventor of the Ebaf Assay screening process. The exercise price was equal to the closing price of the Common Stock on the date of grant. The options were valued at $1.49 per share based on the Black-Scholes option-pricing model, and the Company recorded $372,500 as research and development expense. The following assumptions for the Black-Scholes option pricing model were used: exercise price of $1.5625, market price of $1.5265, risk- free interest rate of 5.87%, expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 117%.

On March 28, 2000, the Board granted 484,809 warrants to purchase Common Stock to Swartz Institutional Finance ("Swartz") pursuant to the Equity Line Letter of Agreement signed on that day. 280,000 warrants have an exercise price of $2.062 per share. The exercise price was equal to the lowest closing price for 5 trading days prior to the date of execution of all Closing Documents on May 19, 2000. The warrants were valued at $1.575 per share based on the Black-Scholes option pricing model, and the Company recorded $441,000 as a deferred cost of capital, to be charged against the capital received from each put transaction with Swartz. The following assumptions for the Black-Scholes option pricing model were used: exercise price of $2.062, market price of $2.625, risk-free interest rate of 8.00%, expected dividend yield of 0.0, expected life of one year, and estimate volatility of 142%. Subsequent to signing the banking agreement, Lexon filed an SB-2 registration statement registering additional outstanding shares. An additional 204,809 warrants were issued to Swartz to comply with the terms of the Investment Banking Agreement which states that Swartz is entitled to own warrants equal to 10% of the total outstanding shares. The warrants have an initial exercise price of $.68 per share. If the date of exercise is more than six months after the date of issuance, the exercise price shall be reset according to the terms outlined in the Warrant Agreement. The warrants issued to Swartz were valued at $1.19 per share based on the S-8 filing and a deferred cost of capital was recorded for $243,723. This amount is being charged against the capital received from each put transaction with Swartz. At December 31, 2001, $4,922 had been charged against paid in capital.

On May 23, 2000, the Board granted 500,000 warrants to purchase Common Stock at an exercise price of $1.625 per share to Goodbody International, Inc. for consulting services and guidance on any matters relating to investor relations, financial relations, stock enhancement and public relations, financing, mergers, acquisitions, contract negotiations and the possible sale of the Company. The term of the agreement is three years and is being amortized using the straight-line method. The exercise price was equal to the closing price of the Common Stock on May 10, 2000. The warrants were valued at $2.0595 per share based on the Black-Scholes option pricing model and the Company recorded $114,422 as consulting expense and $915,328 as prepaid consulting expense. The following assumptions for the Black-Scholes option pricing model were used: exercise price of $1.625, market price of $2.218, risk-free interest rate of 8.00%, expected dividend yield of 0.0, expected life of five years, and estimated volatility of 146%.

On September 29, 2000, the Board granted 26,016 warrants to purchase Common Stock at an exercise price of $.825 per share to Swartz in conjunction with the first put pursuant to the Investment Banking Agreement.

On November 3, 2000, the Board granted 5,237 warrants to purchase Common Stock at an exercise price of $.4818 per share to Swartz in conjunction with the second put pursuant to the Investment Banking Agreement

Due to the uncertainty surrounding the Company's ability to raise significant amounts of capital, effective December 31, 2000, the costs associated with issuing warrants to Swartz and Goodbody were charged to general and administrative expenses

A summary of the status of the Company's stock options at December 31, 2001, and changes during the year then ended is presented below:


                                               December 31, 2001
                                       -------------------------------------
                                                           Weighted Average
                                                 Shares      Exercise Price
                                       ----------------- -------------------
Employees
Outstanding, December 31, 2000               2,487,500               $1.20
Granted                                      3,000,000                0.25
Exercised                                   (3,000,000)               0.25
Forfeited                                   (2,487,500)               1.20
                                       ----------------- -------------------
Outstanding, December 31, 2001                      --                $ --
                                       ----------------- -------------------
Exercisable, December 31, 2001                      --                $ --
                                       ----------------- -------------------
Weighted average fair value of
 options granted                                 $0.25
                                       -----------------
                                                December 31, 2001
                                       -------------------------------------
                                                           Weighted Average
                                                 Shares      Exercise Price
                                       ----------------- -------------------
Non-employees
Outstanding, December 31, 2000               1,866,062                $1.44
Granted or Vested                                   --                   --
Exercised                                           --                   --
Forfeited                                           --                    --
                                       ----------------- -------------------
Outstanding, December 31, 2001               1,866,062                 $1.44
                                       ----------------- -------------------
Exercisable, December 31, 2001               1,866,062                 $1.44
                                       ----------------- -------------------
Weighted average fair value of
 options granted                                   $--
                                       -----------------

The following table summarizes information about fixed stock options outstanding at December 31, 2001:



                                   Options Outstanding                  Options Exercisable
                        ------------------------------------------ ------------------------------

                                            Weighted
                                             Average     Weighted                       Weighted
                               Number      Remaining      Average         Number         Average
 Range of exercise        Outstanding    Contractual     Exercise    Exercisable  Exercise Price
 prices                   at 12/31/01           Life        Price    at 12/31/01
 ---------------------- -------------- -------------- ------------ -------------- ---------------

 Non-employees
 $0.4818-$2.062            1,866,062      4.96 years       $1.44      1,866,062           $1.44


Note 11-- Income Taxes

The components of deferred income tax are as follows:

                                                     Inception
                                                 (December 16,
                                            1997)  to December
                                                      31, 2001
                                           --------------------
       Net operating loss                          $1,024,846
       Stock-based compensation                       562,892
       Valuation allowance                         (1,587,738)
                                           --------------------

       Net deferred tax asset                         $   ---
                                           --------------------

From inception to December 31, 2001, the Company had a net operating tax loss carryforward of approximately $3,014,000, which begins to expire in 2013, and temporary differences related to stock-based compensation of approximately $1,656,000. A valuation allowance fully offsets the benefit of the net operating loss, since the Company does not meet the "more probable than not" criteria of FASB 109.

Note 12-- Earnings per Share


Basic and Diluted EPS Computation:                 December 31,    December 31,
                                                           2001            2000
                                               ---------------- ---------------

Net loss applicable to Common Stockholders         $(1,239,093)   $(4,636,204)
                                               ---------------- ---------------
Weighted average shares outstanding                13,903,157       7,780,466
                                               ---------------- ---------------
Basic and Diluted EPS                                $  (0.09)       $  (0.60)
                                               ---------------- ---------------

For the years ended December 31, 2001 and 2000, all options were excluded from the EPS calculation, as their effect was anti-dilutive.

Note 13-- Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not established sources of revenues sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $1,239,093 for the year ended December 31, 2001. Management intends to provide the necessary development and operating capital through sales of its Common Stock and increasing revenues by gaining FDA approval for the Ebaf Assay test kit and marketing the test kit to laboratories, research institutions, hospitals, clinics, doctors and other medical professionals throughout the world. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and gain FDA approval. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently negotiating the resolution of a dispute with Swartz Private Equity, LLC over a $100,000 non-usage fee related to the Investment Agreement dated May 19, 2000 (see Note 8). No legal action is pending or threatened and both parties are working to resolve the matter.

Note 14-- Subsequent Events

On January 25, 2002, the Company, along with other plaintiffs, filed suit against the Company's former corporate counsel. The petition charges that former counsel took various actions, which were against the interests of the plaintiffs, committed a beach of fiduciary duty, and committed a breach of his duty to exercise reasonable care, skill and diligence on behalf of the Plaintiffs, which constitutes negligence. The Company is seeking actual punitive and compensatory damages in excess of $10,000 each. On March 25, 2002, the defendant filed a counterclaim against the Company and the other plaintiffs alleging, among other things, breach of contract, conversion and breach of fiduciary duty. Defendant is seeking actual, exemplary and punitive damages in excess of $10,000 each plus cost of litigation. The Company believes that defendant's claims are without merit and intends to vigorously defend itself.

PART III

Index to and Description of Exhibits


 Exhibit No.                               Description of Exhibit
-------------  --------------------------------------------------------------------------------

     2.1       Agreement and Plan of Merger between Registrant and Gentest,  Inc. dated May 11,
               1998 and  Certificate  of Merger  (incorporated  herein by reference to our Form
               10-SB/A, filed January 4, 2000)

     2.2       Agreement and Plan of Merger  between  Registrant and Cancer  Diagnostics,  Inc.
               dated August 5,  1999(incorporated  herein by reference to our Form 10-QSB/A for the nine months ended September 30, 1999, filed January 4, 2000)

     2.3       Stock Purchase Agreement between Registrant and Cancer  Diagnostics,  Inc. dated
               January 28, 2000 (incorporated herein by reference to our Form 8-K dated January
               28, 2000 and filed February 14, 2000)

     3.1       Certificate of Incorporation of the Registrant (incorporated herein by reference to our Form 10-SB/A, filed January 4, 2000)

     3.2       Bylaws of the Registrant  (incorporated herein by reference to our Form 10-SB/A, filed January 4, 2000)

     4.1       Specimen Stock Certificate (incorporated herein by reference to our Form 10-SB/A filed January 4, 2000)

     4.2 Investment Agreement dated as of May 19, 2000 by and between Registrant and Swartz Private Equity, LLC (incorporated herein by reference to our Form SB-2 filed July 28, 2000)

    10.1       License Agreement between Gentest, Inc., the University of South Florida and the
               University  of South  Florida  Research  Foundation,  Inc.  dated  April 9, 1998
               (incorporated herein by reference to our Form 10-SB/A, filed January 4, 2000)

    10.2       Research and License Agreement between Gentest,  Inc. and North Shore University
               Hospital  Research  Corporation  dated  June 22,  1998  (incorporated  herein by reference to our Form 10-SB/A, filed January 4, 2000)

    10.3       Agreement between Registrant and North Shore Office of Grants and
               Contracts dated March 8, 1999 (incorporated herein by reference to our Form 10-SB/A, filed January 4, 2000)

    10.4       Investor  Relations  Services  Agreement and Option Agreement between Registrant and  Morgan-Phillips,  Inc.  dated  November  1,  1998  (incorporated  herein by reference to our Form 10-SB/A, filed January 4, 2000)

    10.5 Consulting Agreement between Registrant and the Viking Group dated November 1, 1998 (incorporated herein by reference to our Form 10-SB/A, filed January 4, 2000)

    10.6       Sponsorship Commitment Agreement between Registrant and Celebrity
               Images, representatives for Eric Davis and the Score Against
               Colon Cancer Event, dated March 15, 1999 (incorporated herein by reference to our Form 10-SB/A, filed January 4, 2000)

    10.7       Consulting Agreement between Registrant and SSP Management
               Corporation dated March 31, 1999 (incorporated herein by reference to our Form 10-SB/A, filed January 4, 2000)




    10.8       Confidentiality Agreement between Registrant and Ortho-Clinical
               Diagnostics Corporation, dated April 19, 1999 (incorporated herein by reference to our Form 10-SB/A, filed January 4, 2000)

    10.9       Confidentiality Agreement between Registrant and Chiron
               Diagnostics Corporation, dated April 21, 1999 (incorporated herein by reference to our Form 10-SB/A, filed January 4, 2000)

    10.10      Confidentiality Agreement between Registrant and Abbott
               Laboratories, dated June 29, 1999 (incorporated herein by reference to our Form 10-SB/A, filed January 4, 2000)

    10.11 Consulting Agreement between Registrant and Jonathan Dariyanani dated March 1, 1999 (incorporated herein by reference to our Form
               10-SB/A, filed January 4, 2000)

    10.12      Consulting Agreement between Registrant and Dr. Tabibzadeh  (incorporated herein by reference to our Form 10-SB/A, filed January 4, 2000)

    10.13      Form of Indemnification  Agreement (incorporated herein by reference to our Form
               10-SB/A, filed January 4, 2000)

    10.14      Lexon,  Inc.  1998 Stock  Option  Plan dated  August 15, 1998 and Form of Option
               Agreement  (incorporated herein by reference to our Form 10-SB/A,  filed January
               4, 2000)

    10.15 Consulting Agreement between Registrant and UTEK Corporation effective August 4, 1999(incorporated herein by reference to our Form 10-QSB/A for the nine months ended September30, 1999, filed
               January 4, 2000)

    10.16      License Agreement between Cancer  Diagnostics,  Inc. and University of Maryland,
               Baltimore  dated August 27, 1999 and amended  September  23, 1999  (incorporated herein by reference to our Form 8- K dated January 28, 2000,  filed February 14,
               2000)

    10.17      Sponsored Research Agreement between Cancer Diagnostics,  Inc. and University of
               Maryland,   Baltimore   dated  August  27,  1999  and  amended   September   23,
               1999(incorporated  herein by reference  to our Form 8-K dated  January 28, 2000, filed February 14, 2000)

    10.18 Secured Promissory Note dated January 28, 2000 (incorporated herein by reference to our Form 8-K dated January 28, 2000, filed
               February 14, 2000)

    10.19      Pledge and Security Agreement dated January 28, 2000
               (incorporated herein by reference to our Form 8-K dated January
               28, 2000, filed February 14, 2000)

    10.20      Mutual Release and Settlement Agreement between Registrant and
               UTEK Corporation dated January 28, 2000 (incorporated herein by reference to our Form 10-KSB for the year ended December 31, 1999, filed April 14, 2000)

    10.21      Consulting  Agreement  with  Goodbody  International   (incorporated  herein  by
               reference to our Form SB-2, filed July 28, 2000)

    10.22      Investor Relations Services Agreement with Morgan-Phillips,  Inc.  International
               (incorporated herein by reference to our Form SB-2, filed October 3, 2000)

    10.23      Consulting  Agreement with James Congleton  (incorporated herein by reference to our Form SB-2, filed October 3, 2000)

    10.24      Consulting Agreement with Mark Lindsey  (incorporated herein by reference to our
               Form SB-2, filed October 3, 2000)





    10.34      Professional  Services and  Confidentiality  Agreement  between  Registrant  and
               Diagnostic  Oncology  CRO,  Inc.  dated  April 4, 2000  (incorporated  herein by reference to our Form 10KSB, filed April 16, 2001)

    10.35      Professional  Services and  Confidentiality  Agreement  between  Registrant  and
               Diagnostic  Oncology  CRO,  Inc.  dated  June 9,  2000  (incorporated  herein by reference to our Form 10KSB, filed April 16, 2001)

    10.36      Professional  Services and  Confidentiality  Agreement  between  Registrant  and
               Diagnostic  Oncology  CRO,  Inc.  dated July 17,  2000  (incorporated  herein by reference to our Form 10KSB, filed April 16, 2001)

    10.37      Employment Agreement with Gifford Mabie dated January 3, 2001
               (incorporated herein by reference to our Form 10KSB, filed April
               16, 2001)

    10.38      Employment   Agreement   with  Dr.  Thomas   Coughlin   dated  January  3,  2001
               (incorporated herein by reference to our Form 10KSB, filed April 16, 2001)

    10.39      Employment Agreement with Rhonda Vincent dated January 3, 2001
               (incorporated herein by reference to our Form 10KSB, filed April
               16, 2001)

    10.40      Employment Agreement with Vicki Pippin dated January 3, 2001
               (incorporated herein by reference to our Form 10KSB, filed April
               16, 2001)

    10.41 Form of Promissory Note dated February 23, 2001 (incorporated herein by reference to our Form 10KSB, filed April 16, 2001)

    10.42      Consulting Agreement with Dean Guise dated August 13, 2001
               (incorporated herein by reference to our Form SB-2, filed August
               14, 2001)

    10.43      Amended Employment Agreement between Lexon, Inc. and Gifford Mabie (incorporated herein by reference to our Form S-8, filed August 30, 2001

    10.44      Amended   Employment   Agreement   between  Lexon,   Inc.  and  Thomas  Coughlin
               (incorporated herein by reference to our Form S-8, filed August 30, 2001

    10.45      Amended   Employment   Agreement   between   Lexon,   Inc.  and  Rhonda  Vincent
               (incorporated herein by reference to our Form S-8, filed August 30, 2001

    10.46      Amended Employment  Agreement between Lexon, Inc. and Vicki Pippin (incorporated herein by reference to our Form S-8, filed August 30, 2001

    10.47      Settlement Agreement between Lexon, Inc., North Shore University  Hospital,  and
               North Shore-Long Island Jewish Research Institute, dated September 28, 2001 *

    10.48      Sponsored Research  Agreement  between Lexon,  Inc. and Research Foundation of
               SUNY Stony Brook, dated December 5, 2001 *

    10.49      Consulting  Agreement  between  Lexon,  Inc. and Dr.  Siamak  Tabibzadeh,  dated
               September 1, 2001 *

    23.0       Consent of Tullius Taylor Sartain & Sartain LLP *

    99.1       Consulting  Agreement with Dean Guise  (incorporated  herein by reference to our
               Form S-8, filed February 22, 2000

    99.2       Consulting  Agreement with James Congleton  (incorporated herein by reference to our Form S-8, filed February 22, 2000



    99.3       Consulting  Agreement with Kara Greuel  (incorporated herein by reference to our
               Form S-8, filed February 22, 2000

    99.4       Consulting Agreement with LeRoy L. Kohn (incorporated herein by reference to our
               Form S-8, filed February 22, 2000

    99.5       Escrow Agreement with Laura Mayes (incorporated  herein by reference to our Form
               S-8, filed February 22, 2000

    99.6       Escrow Agreement with Luke Mayes  (incorporated  herein by reference to our Form
               S-8, filed February 22, 2000

    99.7       Option Agreement with Michael  Morrisett,  (incorporated  herein by reference to our Form 10-SB/A, filed January 4, 2000

    99.8       Consulting  Agreement with Dean Guise  (incorporated  herein by reference to our
               Form S-8, filed August 18, 2000

    99.9       Consulting Agreement with Doug Glausen  (incorporated herein by reference to our
               Form S-8, filed August 18, 2000



*Filed herewith



SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  LEXON, INC.




                                  ------------------------------------
                                  By: Gifford Mabie, Sole Officer and Director


Date:  April 1, 2002