Form 10QSB
period 2002-03-31
LEXON INC/OK
filed 2002-05-15
CIK 1062679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
        For the Transition Period from _____________ to _________________

                         Commission file number: 0-26915

                                   LEXON, INC.
        (Exact name of small business issuer as specified in its charter)

           OKLAHOMA                                          73-1533326
 (State or other jurisdiction                          (IRS Employer I.D. No.)
 of incorporation or organization)


                        8908 South Yale Avenue, Suite 409
                           Tulsa, Oklahoma 74137-3545
                    (Address of principal executive officers)

                                 (918) 492-4125
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 17,282,735 shares of Common Stock, $0.001 par value, outstanding as of April 30, 2002.

                          PART 1--FINANCIAL INFORMATION

Item 1.  Financial Statements


                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet at March 31, 2002 (Unaudited).........................................................     3

Statements of Operations For The Period From Inception (December 16, 1997) To March 31, 2002 And For
The Three Months Ended March 31, 2002 and 2001 (Unaudited)..........................................     4

Statements of Cash Flows For The Period From Inception (December 16, 1997) to March 31, 2002 And For
The Three Months Ended March 31, 2002 and 2001 (Unaudited)..........................................     5

Notes to the Financial Statements (Unaudited).......................................................     6


                                   Lexon, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                           March 31, 2002 (Unaudited)




                                ASSETS
Current assets
Cash                                                               $443
                                                             ----------
   Total current assets                                             443
                                                             ----------
Licensed technology, net                                        125,485
                                                             ----------
TOTAL ASSETS                                                   $125,928
                                                             ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                        $65,977
Accrued salaries payable                                        500,000
Payable to DOCRO                                                350,000
Payable to Stony Brook                                          129,500
Payable to University of Maryland                               176,676
Payable to University of South Florida Research Facility        175,000
Related party payables                                          155,173
                                                             ----------
   Total current liabilities                                  1,552,326
                                                             ----------
Shareholders' equity
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;  no shares
   issued and outstanding                                             -
Common stock, $0.001 par value,
   45,000,000 shares authorized;
   17,282,735 shares issued and outstanding                      17,283
Common stock subscribed                                        (750,000)
Paid in capital                                               8,916,120
Deficit accumulated during the development stage             (9,609,801)
                                                             ----------
                                                             (1,426,398)
                                                             ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $125,928
                                                             ==========


The accompanying notes are an integral part of the financial statements.

                                   Lexon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
          From Inception (December 16, 1997) Through March 31, 2002 and
         For the Three Months Ended March 31, 2002 and 2001 (Unaudited)


                                       From inception
                                        (December 16,               Three Months Ended
                                        1997) through       -----------------------------------
                                       March 31, 2002       March 31, 2002       March 31, 2001
                                       --------------       --------------       --------------
Revenue                                           $ -                  $ -                  $ -

Expenses
Research and development                    1,593,898                2,368               55,124
General and administrative                  7,602,060              376,191              173,120
                                       --------------       --------------       --------------
   Total operating expenses                 9,195,958              378,559              228,244
                                       --------------       --------------       --------------
Operating loss                             (9,195,958)            (378,559)            (228,244)

Interest expense                              413,843                  141                3,541
                                       --------------       --------------       --------------
Net loss                                 $ (9,609,801)          $ (378,700)          $ (231,785)
                                       --------------       --------------       --------------
Weighted average shares outstanding         8,688,606           17,282,735           10,697,668
                                       --------------       --------------       --------------
Loss per share                                $ (1.11)             $ (0.02)             $ (0.02)
                                       --------------       --------------       --------------


The accompanying notes are an integral part of the financial statements.


                                   Lexon, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
          From Inception (December 16, 1997) through March 31, 2002 and
         For the Three Months Ended March 31, 2002 and 2001 (Unaudited)




                                                                   From inception
                                                                    (December 16,             Three Months Ended
                                                                    1997) through     ---------------------------------
                                                                   March 31, 2002     March 31, 2002     March 31, 2001
                                                                   --------------     --------------     --------------
Operating activities
Net loss                                                             $ (9,609,801)        $ (378,700)        $ (231,785)
Plus non-cash charges to earnings:
   Amortization of license and sponsored research agreements              671,304              2,368             34,801
   Value of common stock options granted to
     non-employees for services                                         1,299,218                  -                  -
   Amortization of Stock Options Issued to Non-employee Lenders           356,346                  -                  -
   Value of services contributed by employees                           1,111,479                  -            100,000
   Value of stock issued for services                                   3,430,836                  -                  -
Change in working capital accounts:                                             -
   Decrease (increase) in prepaid expenses                                      -              9,375             (1,563)
   Increase in other receivables                                                -                  -               (681)
   Increase (decrease) in accounts payable and acccrued liabilities        65,977             26,527              7,532
   Increase in accrued salaries                                           500,000            100,000                  -
   Increase (decrease) in interest payable                                  8,080                  -              3,540
   Increase in payable to Stony Brook                                     129,500            129,500                  -
   Increase in payable to Univ. of Maryland                                52,139                  -                  -
   Increase in payable to DOCRO                                           350,000                  -                  -
   Increase in payable to Univ. of South Florida                          175,000            100,000                  -
   Increase (decrease) in payable to North Shore                                -                  -                  -
                                                                   --------------     --------------     --------------
      Total operating activities                                       (1,459,922)           (10,930)           (88,156)
                                                                   --------------     --------------     --------------
Financing activities
Loans from related parties                                                696,564              9,299                  -
Repayment of loans from related parties                                  (541,391)                 -            (11,568)
Sale of common stock for cash:
   To founders                                                              5,000                  -                  -
   To third-party investors                                             1,795,727                  -            100,000
   Payment of issue costs                                                (174,598)                 -                  -
   To employees upon exercise of employee stock options                   320,313                  -                  -
                                                                   --------------     --------------     --------------
      Total financing activities                                        2,101,615              9,299             88,432
                                                                   --------------     --------------     --------------
Investing activities
Purchase of Cancer Diagnostics Inc.                                      (170,000)                 -                  -
Purchase of exclusive licenses                                           (160,000)                 -                  -
Payment of sponsored research contract                                   (311,250)                 -                  -
                                                                   --------------     --------------     --------------
      Total investing activities                                         (641,250)                 -                  -
                                                                   --------------     --------------     --------------
Change in cash                                                                443             (1,631)               276
Cash at beginning of period                                                     -              2,074                820
                                                                   --------------     --------------     --------------
Cash at end of period                                                       $ 443              $ 443            $ 1,096
                                                                   ==============     ==============     ==============

Supplemental disclosure of cash flow information:
   Cash paid for interest during the period                              $ 21,389                $ -            $ 8,081

Non-cash financing and investing activities:
   Common stock issued in Gentest Merger                                  $ 1,000                $ -                $ -
   Sponsored Research Agreement for Telomerase Technology                 124,537                  -
   Common stock issued to employees upon exercise
   of their options                                                       750,000                  -            750,000
   Common stock subscribed through promissory notes                      (750,000)                 -           (750,000)
   Common stock issud as payment of liabilities
   incurred in CDI transactions                                            38,080                  -                  -



The accompanying notes are an integral part of the financial statements.

                                   Lexon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
          From Inception (December 16, 1997) through March 31, 2002 and
               For the Three Months Ended March 31, 2002 and 2001


Note 1--  Organization and Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary in order to make the financial statements not misleading.

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

Compensation of Officers and Employees
Prior to January 1, 2001, the Company's sole officer and director and its other employees served without pay or other non-equity compensation. During those periods, the fair value of their services was recorded as an expense with an offsetting entry to paid-in-capital. On January 3, 2001, the Company entered into written employment agreements with its sole officer and director, and certain employees. These agreements designate specific salaries for those individuals and require that the salaries be paid in 24 semi-monthly installments. At March 31, 2002 the accrued liability for the accumulated salary obligations was $500,000, which consisted of $400,000 accrued during 2001 and $100,000 accrued during the first quarter of 2002. For the period from inception (December 16, 1997) to March 31, 2002, the value of the services rendered by Lexon's sole officer and director and its other employees was $1,611,479.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill And Other Intangible Assets", and SFAS No. 143, "Accounting For Asset Retirement Obligations". SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets", and primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separately identified intangible assets not deemed to have indefinite lives will continue to be amortized over their useful lives. SFAS No. 142 applies to all goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company adopted SFAS No. 142 on January 1, 2002, and after an evaluation of its effects determined that its intangible assets did have definite lives and therefore would continue to be amortized over their original lives (see Note 3).

SFAS No. 143 requires that entities record as a liability obligations associated with the retirement of a tangible long-lived asset when such obligations are incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, however, earlier application is encouraged. The Company, which adopted SFAS No. 143 on January 1, 2002, does not expect a material impact from the adoption of SFAS No. 143 on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting For The Impairment Or Disposal Of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, and APB Opinion No. 30, "Reporting The Results Of Operations - Reporting The Effects Of Disposal Of A Segment Of A Business, And Extraordinary, Unusual And Infrequently Occurring Events And Transactions". SFAS No. 144 establishes an accounting model based on SFAS No. 121 for long-lived assets to be disposed of by sale, previously accounted for under APB Opinion No. 30. This Statement is effective for fiscal years beginning after December 15, 2001. The Company, which adopted SFAS No. 144 on January 1, 2002, does not expect a material impact from the adoption of SFAS No. 144 on its financial statements.

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
                                            ================

Note 3--  Exclusive License--Ebaf Assay

On July 8, 1998, the Company paid $100,000 to the University of South Florida Research Foundation ("USFRF") and $5,000 to North Shore University Hospital Research Foundation ("North Shore") for the exclusive worldwide license to develop and market the Ebaf Assay test kits. In addition, the Company paid $55,000 to UTEK for services rendered in connection with securing the license agreements. The exclusive license is being amortized over 17 years using the straight-line method. At March 31, 2002, the amount of accumulated amortization related to the Exclusive License was $35,515.

Note 4--  Sponsored Research Contract--Ebaf Assay

On July 8, 1998, the Company paid $311,250 to North Shore under the terms of a Sponsored Research Agreement to develop the cancer screening test kits. The contract specified a 24-month development period with costs not to exceed $311,250. The Sponsored Research Agreement was amortized over 2 years using the straight-line method, with amortization costs recorded as research and development expenses. At March 31, 2002, the asset was fully amortized (see "Agreements with North Shore" in Note 8).

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

Note 7--  Related Party Payables

The Company's officers, directors and employees are officers, directors and/or employees of other companies. The Company shares staff, office space and other administrative expenses with these other companies and from time to time borrows from and makes cash advances to the other companies. At March 31, 2002, the Company had recorded payables of $153,936 to the related companies included in related party payable in the accompanying balance sheet. The existence of these and transactions with the related companies could result in operating results or financial position of the Company being significantly different from that if the Company were autonomous.

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

  For the Period Ended   Minimum Annual Lease   Company's Estimated
           December 31               Payments                 Share
  ---------------------  ---------------------  --------------------
      2002                            $10,305                $2,061

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

Consulting Agreement with Dr. Siamak Tabibzadeh
In connection with the Dr. Tabibzadeh's departure from North Shore, Lexon signed a consulting agreement with Dr. Tabibzadeh on September 1, 2001. Under this agreement Dr. Tabibzadeh continues the research he began at North Shore. This included determining the extent that ebaf is present in colon and ovarian carcinomas and assessing the extent of correlation between the amount of ebaf in the body fluids and the degree of differentiation, the extent of invasion and the stage of colon and ovarian carcinomas. The contract is on a month-to-month basis with consulting fees valued at $16,666.66 per month. These fees are expensed as incurred. At March 31, 2002, the Company owed Dr. Tabibzadeh $49,999 in accrued consulting fees. Dr. Tabibzadeh has made demand for payments due under the consulting agreement. Dr. Tabibzadeh accepted his new position with Stony Brook on February 1, 2002. Accordingly, this agreement was terminated as of that date.

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

Research Agreement with Stony Brook
On December 5, 2001, the Company signed a funding agreement with Research Foundation of SUNY Stony Brook ("Stony Brook"). The agreement became effect upon the first receipt of funds by Stony Brook. Pursuant to this agreement, we agreed to fund the employment of Dr. Siamak Tabibzadeh through September 1, 2005. Under this agreement, Dr. Tabibzadeh will continue his research related to the Ebaf Assay Technology. The Company's obligation under this agreement includes a yearly salary for Dr. Tabibzadeh of $200,000 to be paid in semi-annual installments. Additionally, the company is required to pay $59,000 annually in semi-annual installments for fringe benefits to be paid to Dr. Tabibzadeh. Dr. Tabibzadeh began his employment at Stony Brook on February 1, 2002. As such, the Company recorded a $129,500 obligation to Stony Brook related to Dr. Tabibzadeh's employment in accordance with the agreement at March 31, 2002.

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

During the three months ended March 31, 2002, there were no common stock transactions.

Lexon is authorized to issue 45,000,000 Shares of Common Stock, par value $0.001 per share, of which 17,282,735 shares were outstanding as of March 31, 2002. Lexon is also authorized to issue 5,000,000 Shares of Preferred Stock, par value $0.001 per share, of which there are no shares presently outstanding. There is no present intent to issue any Preferred Stock.

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

SFAS 123 provides an alternative method of determining compensation cost for employee stock options, which alternative method may be adopted at the option of the Company. Had compensation cost for the options granted to employees been determined consistent with SFAS 123, the Company's net loss would have been increased and EPS would have been reduced to the following pro forma amounts:

                            From Inception    Three Months    Three Months
                                   Through           Ended           Ended
                            March 31, 2002  March 31, 2002  March 31, 2001
                            --------------  --------------  --------------
  Net loss:
       As reported            $(9,609,801)      $(378,700)      $(231,785)
       Pro forma              (10,056,201)       (378,700)       (678,185)

  Basic and diluted EPS:
       As reported              $   (1.11)        $ (0.02)      $   (0.02)
       Pro forma                    (1.16)          (0.02)          (0.06)

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

On November 3, 2000, the Board granted 5,237 warrants to purchase Common Stock at an exercise price of $.4818 per share to Swartz in conjunction with the second put pursuant to the Investment Banking Agreement

Due to the uncertainty surrounding the Company's ability to raise significant amounts of capital, effective December 31, 2000, the costs associated with issuing warrants to Swartz and Goodbody were charged to general and administrative expenses

A summary of the status of the Company's stock options at March 31, 2002, and changes during the three months then ended is presented below:

                                               March 31, 2002
                                      -----------------------------------
                                                        Weighted Average
                                                          Exercise Price
                                              Shares
                                      --------------- -------------------
 Non-employees
 Outstanding, December 31, 2001           1,866,062                $1.44
 Granted or Vested                               --                   --
 Exercised                                       --                   --
 Forfeited                                       --                    --
                                      --------------- -------------------
 Outstanding, March 31, 2002              1,866,062                 $1.44
                                      --------------- -------------------
 Exercisable, March 31, 2002              1,866,062                 $1.44
                                      --------------- -------------------
 Weighted average fair value
  of options granted                            $--
                                      ---------------

The following table summarizes information about fixed stock options outstanding at March 31, 2002:


                                  Options Outstanding                  Options Exercisable
                       ------------------------------------------ ------------------------------
                                           Weighted
                                            Average     Weighted                       Weighted
                              Number      Remaining      Average         Number         Average
Range of exercise        Outstanding    Contractual     Exercise    Exercisable  Exercise Price
prices                   at 03/31/02           Life        Price    at 03/31/02
---------------------- -------------- -------------- ------------ -------------- ---------------

Non-employees
$0.4818-$2.062            1,866,062      4.71 years       $1.44      1,866,062           $1.44


Note 11-- Income Taxes

The components of deferred income tax are as follows:

                                                     Inception
                                            (December 16, 1997)
                                             to March 31, 2002
                                        -----------------------
       Net operating loss                          $1,144,923
       Stock-based compensation                       562,892
       Valuation allowance                         (1,707,815)
                                        -----------------------
       Net deferred tax asset                         $   ---
                                        -----------------------

From inception to December 31, 2001, the Company had a net operating tax loss carryforward of approximately $3,367,000, which begins to expire in 2013, and temporary differences related to stock-based compensation of approximately $563,000. A valuation allowance fully offsets the benefit of the net operating loss, since the Company does not meet the "more probable than not" criteria of FASB 109.

Note 12-- Earnings per Share


Basic and Diluted EPS Computation:             March 31, 2002    March 31, 2001
                                            ----------------- -----------------
Net loss applicable to Common Stockholders         $(378,700)       $(231,785)
                                            ----------------- -----------------
Weighted average shares outstanding              17,282,735        10,697,668
                                            ----------------- -----------------
Basic and Diluted EPS                              $  (0.02)         $  (0.02)
                                            ----------------- -----------------

For the three months ended March 31, 2002 and 2001, all options were excluded from the EPS calculation, as their effect was anti-dilutive.

Note 13-- Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not established sources of revenues sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $378,700 for the three months ended March 31, 2002. Management intends to provide the necessary development and operating capital through sales of its Common Stock and increasing revenues by gaining FDA approval for the Ebaf Assay test kit and marketing the test kit to laboratories, research institutions, hospitals, clinics, doctors and other medical professionals throughout the world. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's efforts to raise capital and gain FDA approval. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this report, which are not historical facts are forward-looking statements, including the information provided with respect to future business opportunities, expected financing sources and related matters. These forward-looking statements are based on current expectations, estimates, assumptions and beliefs of management, and words such as "expects", "anticipates", "intends", "believes", "estimates", and similar expressions are intended to identify such forward-looking statements. Since this information is based on current expectations that involve risks and uncertainties, actual results could differ materially from those expressed in the forward-looking statements. We assume no obligation to update any forward-looking statements or reason why actual results might differ.

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

         (i) Cash Requirements

         During the next twelve months, we will require approximately $3,000,000. Of this amount, $1,495,000 is required by our agreement with DOCRO to develop the Ebaf Assay and to gather the preclinical data for the FDA, $500,000 is our estimate of the cost for Dr. Tabibzadeh's continued scientific investigation of ebaf for one year and $800,000 is our estimate of the operating expenses of the Company for one year. There is no assurance that the $3,000,000 will be available to us on acceptable terms. Any additional capital may involve substantial dilution to the interests of our existing shareholders.

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

         None.

                           PART II--OTHER INFORMATION


Item 1.  Legal proceedings

On January 25, 2002, the Company, along with other plaintiffs, filed suit against the Company's former corporate counsel. The petition charges that former counsel took various actions, which were against the interests of the plaintiffs, committed a beach of fiduciary duty, and committed a breach of his duty to exercise reasonable care, skill and diligence on behalf of the Plaintiffs, which constitutes negligence. The Company is seeking actual punitive and compensatory damages in excess of $10,000.00 each. On March 25, 2002, the defendant filed a counterclaim against the Company and the other plaintiffs alleging, among other things, breach of contract, conversion and breach of fiduciary duty. Defendant is seeking actual, exemplary and punitive damages in excess of $10,000 each plus cost of litigation. The Company believes that defendant's claims are without merit and intends to vigorously defend against the counterclaims.

The Company is currently negotiating the resolution of a dispute with Swartz Private Equity, LLC over a $100,000 non-usage fee related to the Investment Agreement dated May 19, 2000. No legal action is pending or threatened and both parties are working to resolve the matter.


Item 2.  Changes in Securities and Use of Proceeds

NONE

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

Item 5.  Other Information

NONE

Item 6.  Exhibits and Reports on Form 8-K

NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEXON, INC.



                                          /s/ Gifford M. Mabie
                                          --------------------------------------
                                          Gifford M. Mabie
                                          President

Date: May 15, 2002