Form 10QSB
period 2002-06-30
LEXON INC/OK
filed 2002-09-25
CIK 1062679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

       For the quarterly period ended June 30, 2002

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the Transition Period from _____________ to _________________

                         Commission file number: 0-26915

                                   LEXON, INC.
        (Exact name of small business issuer as specified in its charter)

                         OKLAHOMA                              73-1533326
     (State or other jurisdiction of incorporation or    (IRS Employer I.D. No.)
                       organization)

                            9202 South Toledo Avenue
                                 Tulsa, OK 74137
                    (Address of principal executive officers)

                                 (918) 492-4125
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 17,282,735 shares of Common Stock, $0.001 par value, outstanding as of August 15, 2002.

                          PART 1--FINANCIAL INFORMATION

Item 1.  Financial Statements

                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet at June 30, 2002 (Unaudited)..............................     3

Statements of Operations For The Period From Inception
(December 16, 1997) To June 30, 2002 and For The Three
Months and Six Months Ended June 30, 2002 and 2001 (Unaudited)..........     4

Statements of Cash Flows For The Period From Inception
(December 16, 1997) to June 30, 2002 and For The Six
Months Ended June 30, 2002 and 2001 (Unaudited).........................     5

Notes to the Financial Statements (Unaudited)...........................     6

                                   Lexon, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                  June 30, 2002
                                  (Unaudited)

                                ASSETS
Current assets
Cash                                                             $254
                                                        -------------
   Total current assets                                           254
                                                        -------------
TOTAL ASSETS                                                     $254
                                                        =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                      $66,407
Accrued salaries payable                                      600,000
Payable to DOCRO                                              350,000
Payable to Stony Brook                                        259,000
Payable to University of Maryland                             176,676
Payable to University of South Florida Research Foundation    175,000
Related party payables                                        171,559
                                                        -------------
   Total current liabilities                                1,798,642
                                                        -------------
Shareholders' equity
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;  no shares
   issued and outstanding                                           -
Common stock, $0.001 par value,
   45,000,000 shares authorized;
   17,282,735 shares issued and outstanding                    17,283
Common stock subscribed                                      (749,500)
Paid in capital                                             8,916,120
Deficit accumulated during the development stage           (9,982,291)
                                                        --------------
                                                           (1,798,388)
                                                        --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $254
                                                        ==============

    The accompanying notes are an integral part of the financial statements.

                                   Lexon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
          From inception (December 16, 1997) through June 30, 2002 and
               For the Six Months Ended June 30, 2002 and 2001 and
          For the Three Months Ended June 30, 2002 and 2001
                                  (Unaudited)


                                          From inception
                                           (December 16,         Six Months        Six Months       Three Months       Three Months
                                           1997) through              Ended             Ended              Ended              Ended
                                           June 30, 2002      June 30, 2002      June 30, 2001     June 30, 2002      June 30, 2001
                                          --------------      -------------      -------------     -------------      -------------
Revenue                                              $ -                $ -                $ -               $ -                $ -
                                          --------------      -------------      -------------     -------------      -------------
Expenses:
   Research and development                    1,719,383            127,853             94,299           127,853             39,175
   General and administrative                  7,848,956            623,087            297,160           244,528            124,040
                                          --------------      -------------      -------------     -------------      -------------
   Total operating expenses                    9,568,339            750,940            391,459           372,381            163,215

Operating loss                                (9,568,339)          (750,940)          (391,459)         (372,381)          (163,215)
Interest expense                                 413,952                250              6,095               110              2,554
                                          --------------      -------------      -------------     -------------      -------------
Net loss                                    $ (9,982,291)        $ (751,190)        $ (397,554)       $ (372,491)        $ (165,769)
                                          ==============      =============      =============     =============      =============
Weighted average shares outstanding            9,160,583         17,282,735         11,915,553        17,282,735         13,120,054
                                          ==============      =============      =============     =============      =============
Loss per share                                   $ (1.09)           $ (0.04)           $ (0.03)          $ (0.02)           $ (0.01)
                                          ==============      =============      =============     =============      =============

    The accompanying notes are an integral part of the financial statements.

                                   Lexon, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
          From Inception (December 16, 1997) through June 30, 2002 and
                For the Six Months Ended June 30, 2002 and 2001
                                  (Unaudited)

                                                              From inception
                                                               (December 16,      Six Months      Six Months
                                                               1997) through           Ended           Ended
                                                               June 30, 2002   June 30, 2002   June 30, 2001
                                                              --------------   -------------   -------------
Operating activities:
Net loss                                                        $ (9,982,291)     $ (751,190)     $ (397,554)
Plus non-cash charges to earnings:
   Amortization of license and sponsored research agreements         796,789         127,853          69,602
   Value of options granted to non-employees for services          1,299,218               -               -
   Amortization of Stock Options Issued to Non-employee Lenders      356,346               -               -
   Value of services contributed by employees                      1,111,479               -               -
   Value of stock issued for services                              3,430,836               -               -
Change in working capital accounts:                                        -
   Decrease (increase) in prepaid expenses                                 -           9,375               -
   Increase in other receivables                                           -               -           6,532
   Increase (decrease) in accounts payable and accrued liabilities    66,407          26,957          (1,613)
   Increase in accrued salaries                                      600,000         200,000         200,000
   Increase (decrease) in interest payable                             8,080               -           3,985
   Increase in payable to Stony Brook                                259,000         259,000               -
   Increase in payable to Univ. of Maryland                           52,139               -               -
   Increase in payable to DOCRO                                      350,000               -               -
   Increase in payable to Univ. of South Florida                     175,000         100,000               -
                                                              --------------   -------------   -------------
      Total operating activities                                  (1,476,997)        (28,005)       (119,048)
                                                              --------------   -------------   -------------

Financing activities:
Loans from related parties                                           712,950          25,685               -
Repayment of loans from related parties                             (541,391)              -         (51,751)
Repayment of promissory notes by employees                               500             500               -
Sale of common stock for cash:
   To founders                                                         5,000               -               -
   To third-party investors                                        1,795,727               -         200,000
   Payment of issue costs                                           (174,598)              -               -
   To employees upon exercise of employee stock options              320,313               -               -
                                                              --------------   -------------   -------------
      Total financing activities                                   2,118,501          26,185         148,249
                                                              --------------   -------------   -------------

Investing activities:
Purchase of Cancer Diagnostics Inc.                                 (170,000)              -               -
Purchase of exclusive licenses                                      (160,000)              -               -
Payment of sponsored research contract                              (311,250)              -               -
                                                              --------------   -------------   -------------
      Total investing activities                                    (641,250)              -               -
                                                              --------------   -------------   -------------

Change in cash                                                           254          (1,820)         29,201
Cash at beginning of period                                                -           2,074             820
                                                              --------------   -------------   -------------
Cash at end of period                                                  $ 254           $ 254        $ 30,021
                                                              ==============   =============   =============

    The accompanying notes are an integral part of the financial statements.

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

Organization and Nature of Operations
         Lexon, Inc. ("Lexon" or "the Company") owns the exclusive worldwide license to develop, manufacture, obtain FDA approval for, and market a blood screening test kit for detecting elevated levels of the Ebaf protein, which has been linked to colon cancer and certain types of ovarian and testicular cancers. The Company has been pursuing development of the blood screening test kit since inception.

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

Compensation of Officers and Employees
         Prior to January 1, 2001, the Company's sole officer and director and its other employees served without pay or other non-equity compensation. During those periods, the fair value of their services was recorded as an expense with an offsetting entry to paid-in-capital. For the period from inception (December 16, 1997) to June 30, 2002, the estimated value of the services rendered by Lexon's officer and other employees prior to January 3, 2001 was $1,711,479.

         On January 3, 2001, the Company entered into written employment agreements with its officer and certain employees. These agreements designate specific salaries for those individuals and require that the salaries be paid in 24 semi-monthly installments. As of June 30, 2002, the accrued liability for the accumulated salary obligations was $600,000, which consisted of $400,000 accrued during 2001 and $200,000 accrued during the first half of 2002. The Company has breached the employment agreements and there is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid. See Note 5, "Other Commitments and Contingencies."

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

Research and Development ("R&D") Costs
         Costs relating to research and development are expensed as incurred. The Company also includes amortization of licenses as a cost of R&D.

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

     In June 2001, the FASB issued SFAS No. 142, "Goodwill And Other Intangible Assets," and SFAS No. 143, "Accounting For Asset Retirement Obligations." SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets", and primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separately identified intangible assets not deemed to have indefinite lives will continue to be amortized over their useful lives. SFAS No. 142 applies to all goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company adopted SFAS No. 142 on January 1, 2002, and after an evaluation of its effects determined that its intangible assets were impaired. As such, the license for the Ebaf assay technology through the University of South Florida was written off at June 30, 2002. (see Note 3).

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting For The Impairment Or Disposal Of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of," and APB Opinion No. 30, "Reporting The Results Of Operations - Reporting The Effects Of Disposal Of A Segment Of A Business, And Extraordinary, Unusual And Infrequently Occurring Events And Transactions." SFAS No. 144 establishes an accounting model based on SFAS No. 121 for long-lived assets to be disposed of by sale, previously accounted for under APB Opinion No.
30. This Statement is effective for fiscal years beginning after December 15, 2001. The Company, which adopted SFAS No. 144 on January 1, 2002, does not expect a material impact from the adoption of SFAS No. 144 on its financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to other existing pronouncements. The provisions of SFAS No. 145 are generally applicable for fiscal years beginning or transactions occurring after May 15, 2002. The Company does not expect a material impact from the adoption of SFAS No. 145 on its financial statements.

     In June 2002, the FASB voted in favor of issuing SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company will be required to adopt SFAS No, 146 for exit or disposal activities initiated after December 31, 2002. The Company does not expect a material impact from the adoption of SFAS No. 146 on its financial statements.

Note 2--  Uncertainties

         Management estimates that the Company must raise approximately $3,000,000 to continue its operations. Of this amount, $1,495,000 is required by our agreement with DOCRO to further develop the Ebaf Assay into a commercial product; $500,000 is the Company's estimate of the cost for the inventor's continued scientific investigation of ebaf for one year and $800,000 is the Company's estimate of operating expenses for one year. There is no assurance that the $3,000,000 will be available to the Company on acceptable terms or at all. Any additional capital may involve substantial dilution to the interests of Lexon's existing shareholders. The Company presently has no investment banking agreements in place or sources of funding available, therefore, the likelihood of the Company being able to raise the funds it needs is doubtful.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not established sources of revenues sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $628,073 for the six months ended June 30, 2002. In addition, on September 23, 2002, the Company received a notice from the University of South Florida Research Foundation ("USFRF") terminating the exclusive license agreement for non-payment of minimum royalties due. See Note 10. "Subsequent Events." Consequently, the ability of the Company to continue as a going concern during the remainder of this year is doubtful.

Note 3--  Licensed Technology

         An exclusive license to the Ebaf assay was acquired on July 8, 1998 from the University of South Florida Research Foundation, after the Company paid $100,000 to the University of South Florida Research Foundation ("USFRF") and $5,000 to North Shore University Hospital Research Foundation ("North Shore"). In addition, the Company paid $55,000 to UTEK Corporation for services rendered in connection with securing the license agreements. On September 23, 2002, the Company received a notice from the University of South Florida Research Foundation ("USFRF") terminating the exclusive license agreement for non-payment of minimum royalties due. See Note 10 "Subsequent Events" for more information. Pursuant to the receipt of this letter and under the guidelines of SFAS No. 142, "Goodwill And Other Intangible Assets", the Company determined that the licensed technology, the net value of which amounted to $125,485 was impaired and therefore this remaining value was written off at June 30, 2002.

Note 4--  Commitments and Contingencies

Future Royalty Obligations Under Exclusive License Agreement--Ebaf Assay
         On July 8, 1998, the Company acquired the exclusive license agreement to the Ebaf assay technology from USFRF. The Company agreed to pay to USFRF a royalty of five percent (5%) of revenue from the sale of products based on the licensed technology or minimum royalties ranging from $75,000 in 2001 to $150,000 per year beginning in 2007. The royalty obligation will expire after the longer of twenty (20) years or the expiration of the last to expire patent that covers the licensed intellectual property. At June 30, 2002, the Company owed USFRF minimum royalties totaling $175,000. On September 23, 2002, the Company received a notice from the University of South Florida Research Foundation ("USFRF") terminating the exclusive license agreement for non-payment of minimum royalties due. See Note 10. "Subsequent Events" for more information related to the license agreement.

         The Company also agreed to pay to North Shore a royalty equal to one-half percent (0.5%) of revenue from the sale of such products and ten percent (10%) of any consideration received by the Company from granting sublicenses. No minimum royalty payments are required under the License Agreement with North Shore.

Obligations Under Exclusive License Agreement--Telomerase Assay
         On January 29, 2000, the Company acquired Cancer Diagnostics, Inc. ("CDI"), as a wholly-owned subsidiary. CDI owned the exclusive license agreement with the University of Maryland-Baltimore ("UMB") for the Telomerase assay, a technology for the early detection of lung cancer. On September 25, 2001, Lexon received a progress report from the UMB that stated, "Although the preliminary data using an assay designed to measure telomerase enzyme activity in plasma was extremely encouraging; we have been unable, after exhaustive trials, to replicate these findings." Based on this information, the Company is no longer pursuing for any further development of the Telomerase Technology. As such, the Company has written off the unamortized portion of the assets relating to this technology which amounted to $97,502. Liabilities to UMB in the amount of $176,676, which consist primarily of license fees, will remain on the Company's balance sheet until a final resolution with UMB is reached. The Company has informed UMB that it does not intend to pay the $176,676. The License Agreement with UMB has been terminated.

Swartz Investment Agreement
         Under the terms of an investment agreement dated May 19, 2000 with Swartz Private Equity, LLC the Company may be obligated to pay a non-usage fee on an equity line of credit established with Swartz. The equity line was entered into for the purpose of raising capital through a series of sales of Lexon's Common Stock ("the Investment Banking Agreement"). The dollar amount of each sale was limited by the Company's Common Stock's trading volume, and a minimum period of time must elapse between each sale. The Company raised approximately $215,000, but because the price and volume of Lexon's common stock were low, the Company was unable to further access the line of credit. According to the Agreement, Lexon may be liable to pay a non-usage fee of at least $100,000. The Company contends that the price/volume conditions related to the equity line actually prevented the Company from fulfilling its obligation and that the non-usage fee is thereby void as a matter of law. The Investment Banking Agreement also contains an early termination clause, however, the Company may be required to pay a $200,000 fee if it provides Swartz with a notice of termination.

DOCRO Services Agreement
         On June 21, 2000 and August 2, 2000, the Company entered into two consulting agreements with Diagnostic Oncology CRO, Inc. ("DOCRO"), a company engaged in providing technology assessment, technology development, and laboratory and clinical trial services to medical device developers, to conduct a technology assessment and development program for Lexon's Ebaf and Telomerase tumor marker technologies, respectively. For these services, Lexon agreed to pay DOCRO $1,495,000 and $1,858,900, respectively, payable in stages upon achievement by DOCRO of specific milestones in the operation. As of September 25, 2001, the Company is no longer pursuing the Telomerase technology. See Note 6 for information regarding the basis for this decision and its related accounting treatment. Management is currently negotiating with DOCRO for a mutual release from its August 2, 2000, consulting agreement related to Telomerase.

         On June 6, 2002, the Company received a letter from DOCRO outlining what DOCRO considered as due from Lexon under the terms of the Agreements. According to the analysis, DOCRO believes that the Company owes them $922,500 for Ebaf assay development activities and $550,000 for Telomerase assay development activities. In addition, DOCRO believes the Company owes them $427,227 in accrued interest. The Company disputes these amounts. The Company and DOCRO are attempting to resolve the dispute, however, there is no assurance that it can be resolved without litigation.

Payments Due Pursuant to Amended Employment Agreements
         As of June 30, 2002, the Company owed its officer and its employees a total of $600,000 pursuant to the amended employment agreements described below. There is no assurance that the Company's officer and its employees will continue to serve without being paid. The loss of the services of the Company's officer and its employees could have a material adverse affect on the Company's continued operations.

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

Consulting Agreement with Houlihan Smith
         On August 30, 2001, the Company signed an agreement with Houlihan Smith & Company, Inc ("Houlihan"). Under this agreement, Houlihan agreed to provide the Company with consulting services including, but not limited to, reviewing the business, operations and assets of the Company, assisting the Company in preparing a private placement offering memorandum, and contacting potential financing sources on behalf of the Company. For the services, Lexon paid Houlihan a retainer fee in the amount of $50,000 and agreed to pay transaction fees of 8% of any equity financing raised and warrants to purchase common stock of the Company equal to 10% of the fully-diluted new shares that are represented by the financing. The efforts of Houlihan to secure equity financing for the Company were not successful and on July 26, 2002, the Company received notice from Houlihan that the agreement was terminated.

Consulting Agreement with Inventor of Ebaf Assay Technology
         In connection with departure from North Shore of the inventor of the Ebaf assay technology, the Company signed a consulting agreement with him on September 1, 2001 to continue the research he began at North Shore. The research included determining the extent that ebaf is present in colon and ovarian carcinomas and assessing the extent of correlation between the amount of ebaf in the body fluids and the degree of differentiation, the extent of invasion and the stage of colon and ovarian carcinomas. The contract was on a month-to-month basis with consulting fees valued at $16,666.66 per month. These fees were classified as R&D costs and were expensed as incurred. When the inventor accepted his new position with Stony Brook on February 1, 2002 the consulting agreement with him ended. At June 30, 2002, the Company owed the inventor $49,999 in accrued consulting fees, for which he has made a demand for payment. The Company does not have sufficient funds to pay this obligation.

Research Agreement with Stony Brook
         On December 5, 2001, the Company signed a funding agreement with Research Foundation of SUNY Stony Brook ("Stony Brook"). Pursuant to this agreement, the Company agreed to fund the employment of the inventor of the Ebaf assay technology through September 1, 2005. The Company's obligation under this agreement includes a yearly salary of $200,000 for the inventor to be paid in semi-annual installments. Additionally, the company is required to pay $59,000 annually in semi-annual installments for fringe benefits for the inventor. The inventor began his employment at Stony Brook on February 1, 2002. As such, the Company recorded a $259,000 obligation to Stony Brook related to his employment in accordance with the agreement. Because the Company does not have sufficient funds to pay the obligation due, it is in default under the terms of the funding agreement.

Statutory Rights of the National Institutes of Health ("NIH")
         The Patent & Trademark Act (Public Law 96-517), also known as the Bayh-Dole Act created a uniform patent policy among Federal agencies that fund research. Bayh-Dole enables small businesses and non-profit organizations, including universities, to retain title to materials and products they invent with Federal funding. In return, the U.S. government retains a nonexclusive right to make or use the invention for government purposes. The inventor's research was funded in part with grants from the National Institutes of Health. If the U.S. government decided to make or use the invention for government purposes, then it would not be obligated to pay license fees or royalties. In addition, the U.S. government is protected from lawsuits and infringement claims.

Foreign Patent Protection
The U.S. patent covering the Ebaf Assay does not extend to foreign countries and the Company does not presently have any foreign patent protection for its product.

Note 5--  Related Party Transactions

         The Company leases approximately 4,200 square feet of commercial office space from a related party on a month-to-month basis. The monthly rent for the office space is $6,300, of which the Company's share is approximately $1,600 per month. The office space is shared with other companies in which Lexon's officer and its employees may be officers, directors, employees or shareholders. In addition to office space, Lexon shares staff and other administrative expenses with these other companies. From time to time, Lexon and the other companies may borrow from and/or make cash advances to each other for the payment of rent and administrative expenses. As of June 30, 2002, Lexon's payable to the other companies was $171,559 in total.

Note 6-  Stock Options

A summary of the status of the Company's stock options outstanding at June 30, 2002. is presented below. The were no options granted, exercised or forfeited during the six months ended June 30, 2002:

                                                       June 30, 2002
                                           -------------------------------------
                                                                Weighted Average
                                                                  Exercise Price
                                                     Shares
                                            ---------------- -------------------
         Non-employees:
         Outstanding, December 31, 2001           1,866,062                $1.44
         Granted or Vested                               --                   --
         Exercised                                       --                   --
         Forfeited                                      --                    --
                                            ---------------- -------------------
         Outstanding, June 30, 2002               1,866,062                $1.44
                                            ---------------- -------------------
         Exercisable, June 30, 2002               1,866,062                $1.44
                                            ---------------- -------------------

The following table summarizes information about fixed stock options outstanding at June 30, 2002:

                                           Options Outstanding                  Options Exercisable
                                ------------------------------------------ ------------------------------
                                                    Weighted
                                                     Average     Weighted                       Weighted
                                       Number      Remaining      Average         Number         Average
         Range of exercise        Outstanding    Contractual     Exercise    Exercisable  Exercise Price
         prices                   at 06/30/02           Life        Price    at 06/30/02
         ---------------------- -------------- -------------- ------------ -------------- ---------------
         Non-employees
         $0.4818-$2.062            1,866,062      4.46 years       $1.44      1,866,062           $1.44

Note 7--  Income Taxes

The components of deferred income tax are as follows:

                                                 Inception
                                            (December 16, 1997)
                                              to June 30, 2002
                                        -----------------------
       Net operating loss                          $1,082,700
       Stock-based compensation                       562,892
       Valuation allowance                         (1,645,592)
                                        -----------------------

       Net deferred tax asset                         $   ---
                                        -----------------------

From inception to June 30, 2002, the Company had a net operating tax loss carryforward of approximately $3,184,412, which begins to expire in 2013, and temporary differences related to stock-based compensation of approximately $562,892. A valuation allowance fully offsets the benefit of the net operating loss, since the Company does not meet the "more probable than not" criteria of FASB 109.

Note 8--  Earnings per Share


 Basic and Diluted EPS Computation:             June 30, 2002     June 30, 2001
                                             ----------------- -----------------

 Net loss applicable to Common Stockholders         $(751,190)       $(397,554)
                                             ----------------- -----------------

 Weighted average shares outstanding               17,282,735        11,915,553
                                            ------------------ -----------------

 Basic and Diluted EPS                               $  (0.04)         $  (0.03)
                                            ------------------ -----------------

         For the six months ended June 30, 2002 and 2001, all options were excluded from the EPS calculation, as their effect was anti-dilutive.

Note 9--  Legal Proceedings

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

Note 10-- Subsequent Events

         On July 26, 2002, the Company received notice from Houlihan-Smith, an investment banking consultant retained by the Company during 2001, that the agreement between them and the Company was terminated. The efforts of Houlihan-Smith to secure funding for the Company were not successful.

         On September 23, 2002, the Company received a notice of termination from the University of South Florida Research Foundation of the license agreement for non-payment of $175,000 of minimum royalties due. The Company disputes USF's position and will attempt to resolve the matter. There is no assurance that the Company will be able to resolve the dispute with USF.

Item 2.  Management's Discussion and Analysis or Plan of Operation

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
         The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-QSB. This Form 10-QSB contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

         (i) Cash Requirements

         As of June 30, 2002, the Company had no cash and owed approximately $1,800,000 in liabilities. There is substantial doubt as to the Company's ability to continue operations. The Company's efforts to secure funding for research and development and its efforts to engage development partners have not been successful thus far. The Company must complete financing initiatives in 2002 to generate the liquidity necessary to continue its operations. Due to the current economic conditions, the Company may not be able to secure additional financing on terms it deems acceptable. If the Company obtains additional funds by selling any of its equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If adequate funds are not available to the Company on satisfactory terms, the Company's may be required to cease its activities or otherwise modify its business strategy. Because of these uncertainties, the auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

         On September 23, 2002, the Company received a notice of termination from the University of South Florida Research Foundation of the license agreement for non-payment of $175,000 of minimum royalties due. The Company disputes USF's position and will attempt to resolve the matter.

         Management estimates that the Company must raise approximately $3,000,000 to continue its operations. Of this amount, $1,495,000 is required by our agreement with DOCRO to further develop the Ebaf Assay into a commercial product; $500,000 is the Company's estimate of the cost for the inventor's continued scientific investigation of ebaf for one year and $800,000 is the Company's estimate of operating expenses for one year. There is no assurance that the $3,000,000 will be available to the Company on acceptable terms or at all. Any additional capital may involve substantial dilution to the interests of Lexon's existing shareholders. The Company presently has no investment banking agreements in place or sources of funding available, therefore, the likelihood of the Company being able to raise the funds it needs is doubtful. If funding becomes available it will more than likely substantially dilute existing shareholder's positions.

        The cash shortage may force management to consider possible merger or reverse merger situations. These potential merger or reverse mergers would also substantially dilute existing shareholder positions.

         (ii) Product Development and Research Plan for the Next Twelve Months

         Product research and development activities have stopped pending payment by the Company of the researchers. If the Company raises approximately $3,000,000 in additional capital, then product development of the Ebaf assay may be able to resume. There is no assurance that the Company will be able to raise the capital it needs to continue operating.

         (iii) Expected Purchase or Sale of Plant and Significant Equipment

         None.

         (iv) Expected Significant changes in number of employees.

         As of June 30, 2002, the Company owed $600,000 pursuant to employment agreements, of which $200,000 was accrued during the six months ended June 30, 2002, and $400,000 was accrued during the year ended December 31, 2001. The Company has breached the material terms of the agreements and there is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid.

                           PART II--OTHER INFORMATION


Item 1.  Legal proceedings

         Incorporated herein by reference to Note 8 "Litigation" of the Notes to Financial Statements included herein as Part I- Financial Information.

Item 2.  Changes in Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits.

         99.1 Certification pursuant to Section 902 of the Sarbanes-Oxley Act of 2002


         Reports on Form 8-K

         NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  LEXON, INC.


                                  ---------------------------------------
                                  Gifford M. Mabie
                                  President

Date: September 25, 2002