Form 10QSB
period 2002-09-30
LEXON INC/OK
filed 2002-11-15
CIK 1062679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2002

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
        For the Transition Period from _____________ to _________________

                         Commission file number: 0-26915

                                   LEXON, INC.
        (Exact name of small business issuer as specified in its charter)

          OKLAHOMA                                           73-1533326
(State or other jurisdiction of                        (IRS Employer I.D. No.)
 incorporation or organization)


                            9202 South Toledo Avenue
                                 Tulsa, OK 74137
                    (Address of principal executive officers)

                                 (918) 492-4125
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 17,282,735 shares of Common Stock, $0.001 par value, outstanding as of November 15, 2002.

                          PART 1--FINANCIAL INFORMATION

Item 1.  Financial Statements


                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet at September 30, 2002 (Unaudited).....................................................     3

Statements of Operations For The Period From Inception (December 16, 1997) To September 30, 2002 and
For The Three Months and Nine Months Ended September 30, 2002 and 2001 (Unaudited)..................     4

Statements of Cash Flows For The Period From Inception (December 16, 1997) to September 30, 2002 and
For The Nine Months Ended June 30, 2002 and 2001 (Unaudited)........................................     5

Notes to the Financial Statements (Unaudited).......................................................     6


                                   Lexon, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                         September 30, 2002 (Unaudited)




                                ASSETS
Current assets
Cash                                                                  $298
                                                                ----------
   Total current assets                                                298
                                                                ----------
TOTAL ASSETS                                                          $298
                                                                ==========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                           $72,900
Accrued salaries payable                                           600,000
Payable to DOCRO                                                   350,000
Payable to Stony Brook                                             259,000
Payable to University of Maryland                                  176,676
Payable to University of South Florida Research Foundation         175,000
Related party payables                                             173,857
                                                                ----------
   Total current liabilities                                     1,807,433
                                                                ----------
Shareholders' equity
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;  no shares
   issued and outstanding                                                -
Common stock, $0.001 par value,
   45,000,000 shares authorized;
   17,282,735 shares issued and outstanding                         17,283
Common stock subscribed                                           (744,500)
Paid in capital                                                  8,916,120
Deficit accumulated during the development stage                (9,996,038)
                                                                ----------
                                                                (1,807,135)
                                                                ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $298
                                                                ==========


The accompanying notes are an integral part of the financial statements.



                                   Lexon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
        From Inception (December 16, 1997) Through September 30, 2002 and
            For the Nine Months Ended September 30, 2002 and 2001 and
       For the Three Months Ended September 30, 2002 and 2001 (Unaudited)



                                          From inception
                                           (December 16,     Nine Months Ended September 30,   Three Months Ended September 30,
                                           1997) through     -------------------------------   --------------------------------
                                      September 30, 2002            2002             2001           2002              2001
                                      ------------------     -----------       ----------    -----------        ----------
Revenue                                              $ -             $ -              $ -             $ -              $ -

Expenses
Research and development                       1,593,898           2,368          102,046               -            7,747
General and administrative                     7,988,009         762,140          652,318          13,568          355,158
                                      ------------------     -----------       ----------    -----------        ----------
   Total operating expenses                    9,581,907         764,508          754,364          13,568          362,905
                                      ------------------     -----------       ----------    -----------        ----------
Operating loss                                (9,581,907)       (764,508)        (754,364)        (13,568)        (362,905)

Interest expense                                 414,131             429            7,809             179            1,714
                                      ------------------     -----------       ----------    -----------        ----------
Net loss                                    $ (9,996,038)     $ (764,937)      $ (762,173)      $ (13,747)      $ (364,619)
                                      ------------------     -----------       ----------    -----------        ----------
Weighted average shares outstanding            9,587,820      17,282,735       12,867,072      17,282,735       14,739,083

Loss per share                                   $ (1.04)        $ (0.04)         $ (0.06)        $ (0.00)         $ (0.02)




The accompanying notes are an integral part of the financial statements.


                                   Lexon, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
        From Inception (December 16, 1997) through September 30, 2002 and
        For the Nine Months Ended September 30, 2002 and 2001 (Unaudited)




                                                            From inception
                                                             (December 16,                 Nine Months Ended
                                                             1997) through    ----------------------------------------
                                                        September 30, 2002    September 30, 2002    September 30, 2001
                                                        ------------------    ------------------    ------------------
Operating activities
Net loss                                                      $ (9,996,038)           $ (764,937)           $ (762,173)
Plus non-cash charges to earnings:
   Amortization of license and sponsored
      research agreements                                          796,789               127,853               201,905
   Value of common stock options granted to
      non-employees for services                                 1,299,218                     -                     -
   Amortization of Stock Options Issued to
      Non-employee Lenders                                         356,346                     -                     -
   Value of services contributed by employees                    1,111,479                     -                     -
   Value of stock issued for services                            3,430,836                     -                37,500
Change in working capital accounts:                                      -
   Decrease (increase) in prepaid expenses                               -                 9,375               (28,125)
   Increase in other receivables                                         -                     -                 6,532
   Increase (decrease) in accounts payable
      and accrued liabilities                                       72,900                33,450               (72,504)
   Increase in accrued salaries                                    600,000               200,000               100,000
   Increase (decrease) in interest payable                           8,080                     -                (3,575)
   Increase in payable to Stony Brook                              259,000               259,000                     -
   Increase in payable to Univ. of Maryland                         52,139                     -                52,139
   Increase in payable to DOCRO                                    350,000                     -                     -
   Increase in payable to Univ. of South Florida                   175,000               100,000                     -
   Increase (decrease) in payable to North Shore                         -                     -                13,946
                                                        ------------------    ------------------    ------------------
      Total operating activities                                (1,484,251)              (35,259)             (454,355)
                                                        ------------------    ------------------    ------------------

Financing activities
Loans from related parties                                         715,248                27,983                22,783
Repayment of loans from related parties                           (541,391)                    -                     -
Repayment of promissory notes by employees                           5,500                 5,500                     -
Sale of common stock for cash:
   To founders                                                       5,000                     -                     -
   To third-party investors                                      1,795,727                     -               491,000
   Payment of issue costs                                         (174,598)                    -                     -
   To employees upon exercise of
      employee stock options                                       320,313                     -                     -
                                                        ------------------    ------------------    ------------------
      Total financing activities                                 2,125,799                33,483               513,783
                                                        ------------------    ------------------    ------------------

Investing activities
Purchase of bladder cancer test license agreement                        -                     -               (41,000)
Purchase of Cancer Diagnostics Inc.                               (170,000)                    -
Purchase of exclusive licenses                                    (160,000)                    -                     -
Payment of sponsored research contract                            (311,250)                    -                     -
                                                        ------------------    ------------------    ------------------
      Total investing activities                                  (641,250)                    -               (41,000)
                                                        ------------------    ------------------    ------------------

Change in cash                                                         298                (1,776)               18,428
Cash at beginning of period                                              -                 2,074                   820
                                                        ------------------    ------------------    ------------------
Cash at end of period                                                $ 298                 $ 298              $ 19,248
                                                        ------------------    ------------------    ------------------

Supplemental disclosure of cash flow information:
   Cash paid for interest during the period                       $ 21,389                   $ -               $ 3,575

Non-cash financing and investing activities:
   Common stock issued in Gentest Merger                           $ 1,000                   $ -                   $ -
   Sponsored Research Agreement for Telomerase Technology          124,537                     -                     -
   Common stock issued to employees upon exercise
      of their options                                             750,000                     -               750,000
   Common stock subscribed through promissory notes               (750,000)                    -              (750,000)
   Common stock issued as payment of liabilities
      incurred in CDI transactions                                  38,080                     -                38,080





The accompanying notes are an integral part of the financial statements.

                                   Lexon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                  For the Nine Months Ended September 30, 2002

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

Organization and Nature of Operations

     Prior to September 2002 Lexon, Inc. ("Lexon" or "the Company") owned the exclusive worldwide license to develop, manufacture, obtain FDA approval for, and market a blood screening test kit for detecting elevated levels of the Ebaf protein, which has been linked to colon cancer and certain types of ovarian and testicular cancers.

     On September 23, 2002, the Company received a notice of termination from the University of South Florida Research Foundation ("USFRF") of the license agreement for non-payment of $175,000 of minimum royalties due among other items. The Company disputes USFRF's position and plans to attempt to resolve the matter.

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

Compensation of Officers and Employees

     Prior to January 1, 2001, the Company's sole officer and director and its other employees served without pay or other non-equity compensation. During those periods, the fair value of their services was recorded as an expense with an offsetting entry to paid-in-capital. For the period from inception (December 16, 1997) to September 30, 2002, the estimated value of the services rendered by Lexon's officer and other employees prior to January 3, 2001 was $1,711,479.

     On January 3, 2001, the Company entered into written employment agreements with its officer and certain employees. These agreements designate specific salaries for those individuals and require that the salaries be paid in 24 semi-monthly installments. As of September 30, 2002, the accrued liability for the accumulated salary obligations was $600,000, which consisted of $400,000 accrued during 2001 and $200,000 accrued during the first half of 2002. The Company has breached the employment agreements. There is no assurance that the officer and employees subject to such agreements will return to serve the Company or that the Company will be able to pay past or future salaries. See
Note 5, "Other Commitments and Contingencies."

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

     SFAS No. 143, "Accounting for Asset Retirement Obligations," requires that entities record as a liability obligations associated with the retirement of a tangible long-lived asset when such obligations are incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, however, earlier application is encouraged. The Company, which adopted SFAS No. 143 on January 1, 2002, does not expect a material impact from the adoption of SFAS No. 143 on its financial statements.

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

Note 2--  Uncertainties

     The Company presently has no cash. The Company must raise additional capital to continue its operations. There is no assurance that additional capital will be available to the Company on acceptable terms or at all. Any additional capital may involve substantial dilution to the interests of Lexon's existing shareholders. The Company presently has no investment banking agreements in place or sources of funding available; therefore, the likelihood of the Company being able to raise the funds it needs is doubtful.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not established sources of revenues sufficient to fund the development of business and pay operating expenses, resulting in a net loss of $628,073 for the nine months ended September 30, 2002. In addition, on September 23, 2002, the Company received a notice from the University of South Florida Research Foundation ("USFRF") terminating the exclusive license agreement for non-payment of minimum royalties due among other items. The Company disputes USFRF's position and plans to attempt to resolve the matter. The ability of the Company to continue as a going concern depends on the successful resolution of the matter in the Company's favor. Other than the write down of the exclusive license for impairment, the financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3--  Licensed Technology

     An exclusive license to the Ebaf assay was acquired on July 8, 1998, from USFRF, after the Company paid USFRF $100,000 and $5,000 to North Shore University Hospital Research Foundation ("North Shore"). In addition, the Company paid $55,000 to UTEK Corporation for services rendered in connection with securing the license agreements. On September 23, 2002, the Company received a notice from USFRF terminating the exclusive license agreement for non-payment of minimum royalties due. The Company disputes USFRF's position and plans to attempt to resolve the matter. Pursuant to the receipt of this letter and under the guidelines of SFAS No. 142, "Goodwill And Other Intangible Assets", the Company determined that the licensed technology, the net value of which amounted to $125,485 was impaired; and therefore, this remaining value was written off at June 30, 2002.

Note 4--  Commitments and Contingencies

Future Royalty Obligations Under Exclusive License Agreement--Ebaf Assay

     On July 8, 1998, the Company acquired the exclusive license agreement to the Ebaf assay technology from USFRF. The Company agreed to pay to USFRF a royalty of five percent (5%) of revenue from the sale of products based on the licensed technology or minimum royalties ranging from $75,000 in 2001 to $150,000 per year beginning in 2007. The royalty obligation will expire after the longer of twenty (20) years or the expiration of the last to expire patent that covers the licensed intellectual property. At September 30, 2002, the Company owed USFRF minimum royalties totaling $175,000. On September 23, 2002, the Company received a notice from USFRF terminating the exclusive license agreement for non-payment of minimum royalties due among other items. The Company disputes USFRF's position and plans to attempt to resolve the matter.

     The Company also agreed to pay to North Shore a royalty equal to one-half percent (0.5%) of revenue from the sale of such products and ten percent (10%) of any consideration received by the Company from granting sublicenses. No minimum royalty payments are required under the License Agreement with North Shore.

Obligations Under Exclusive License Agreement--Telomerase Assay

     On January 29, 2000, the Company acquired Cancer Diagnostics, Inc. ("CDI"), as a wholly-owned subsidiary. CDI owned the exclusive license agreement with the University of Maryland-Baltimore ("UMB") for the Telomerase assay, a technology for the early detection of lung cancer. On September 25, 2001, Lexon received a progress report from the UMB that stated, "Although the preliminary data using an assay designed to measure telomerase enzyme activity in plasma was extremely encouraging; we have been unable, after exhaustive trials, to replicate these findings." Based on this information, the Company is no longer pursuing for any further development of the Telomerase Technology. As such, the Company wrote off the unamortized portion of the assets relating to this technology which amounted to $97,502. Liabilities to UMB in the amount of $176,676, which consist primarily of license fees, will remain on the Company's balance sheet until a final resolution with UMB is reached. The Company has informed UMB that it does not intend to pay the $176,676. The License Agreement with UMB has been terminated.

Swartz Investment Agreement

     Under the terms of an investment agreement dated May 19, 2000, with Swartz Private Equity, LLC the Company may be obligated to pay a non-usage fee on an equity line of credit established with Swartz. The equity line was entered into for the purpose of raising capital through a series of sales of Lexon's Common Stock ("the Investment Banking Agreement"). The dollar amount of each sale was limited by the Company's Common Stock's trading volume, and a minimum period of time must elapse between each sale. The Company raised approximately $215,000, but because the price and volume of Lexon's common stock were low, the Company was unable to further access the line of credit. According to the Investment Banking Agreement, Lexon may be liable to pay a non-usage fee of at least $100,000. The Company contends that the price/volume conditions related to the equity line actually prevented the Company from fulfilling its obligation and that the non-usage fee is thereby void as a matter of law. The Investment Banking Agreement also contains an early termination clause, however, the Company may be required to pay a $200,000 fee if it provides Swartz with a notice of termination.

DOCRO Services Agreement

     On June 21, 2000 and August 2, 2000, the Company entered into two consulting agreements with Diagnostic Oncology CRO, Inc. ("DOCRO"), a company engaged in providing technology assessment, technology development, and laboratory and clinical trial services to medical device developers, to conduct a technology assessment and development program for Lexon's Ebaf and Telomerase tumor marker technologies, respectively. For these services, Lexon agreed to pay DOCRO $1,495,000 and $1,858,900, respectively, payable in stages upon achievement by DOCRO of specific milestones in the operation. As of September 25, 2001, the Company is no longer pursuing the Telomerase technology. See discussion above for information regarding the basis for this decision and its related accounting treatment. Management is currently negotiating with DOCRO for a mutual release from its August 2, 2000, consulting agreement related to Telomerase.

     On June 6, 2002, the Company received a letter from DOCRO outlining what DOCRO considered as due from Lexon under the terms of the Agreements. According to the analysis, DOCRO believes that the Company owes them $922,500 for Ebaf assay development activities and $550,000 for Telomerase assay development activities. In addition, DOCRO believes the Company owes them $427,227 in accrued interest. The Company disputes these amounts. The Company and DOCRO are attempting to resolve the dispute; however, there is no assurance that it can be resolved without litigation.

Payments Due Pursuant to Amended Employment Agreements

     As of September 30, 2002, the Company owed its officer and its employees a total of $600,000 pursuant to the amended employment agreements described below. There is no assurance that the Company's officer and its employees will continue to serve without being paid. The loss of the services of the Company's officer and its employees could have a material adverse affect on the Company's continued operations.

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

Consulting Agreement with Inventor of Ebaf Assay Technology

     In connection with departure from North Shore of the inventor of the Ebaf assay technology, the Company signed a consulting agreement with him on September 1, 2001 to continue the research he began at North Shore. The research included determining the extent that ebaf is present in colon and ovarian carcinomas and assessing the extent of correlation between the amount of ebaf in the body fluids and the degree of differentiation, the extent of invasion and the stage of colon and ovarian carcinomas. The contract was on a month-to-month basis with consulting fees valued at $16,667 per month. These fees were classified as R&D costs and were expensed as incurred. When the inventor accepted his new position with Stony Brook on February 1, 2002 the consulting agreement with him ended. At September 30, 2002, the Company owed the inventor $49,999 in accrued consulting fees, for which he has made a demand for payment. The Company does not have sufficient funds to pay this obligation.

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

     On September 26, 2002, the Company received notice from Stony Brook that they were withdrawing from the agreement. Pursuant to the agreement, the Company has 180 days to pay its outstanding obligation or the agreement will be terminated. The Company is attempting to resolve this matter.

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

Note 5--  Related Party Transactions

     The Company leases approximately 4,200 square feet of commercial office space from a related party on a month-to-month basis. The monthly rent for the office space is $6,300, of which the Company's share is approximately $1,600 per month. The office space is shared with other companies in which Lexon's officer and its employees may be officers, directors, employees or shareholders. In addition to office space, Lexon shares staff and other administrative expenses with these other companies. From time to time, Lexon and the other companies may borrow from and/or make cash advances to each other for the payment of rent and administrative expenses. As of September 30, 2002, Lexon's payable to the other companies was $173,857 in total.

Note 6-  Stock Options

     A summary of the status of the Company's stock options outstanding at September 30, 2002, is presented below. The were no options granted, exercised or forfeited during the nine months ended September 30, 2002:

                                                   September 30, 2002
                                            ---------------------------------
                                                            Weighted Average
                                                  Shares      Exercise Price

                                            ------------- -------------------
  Non-employees
  Outstanding, December 31, 2001              1,866,062                $1.44
  Granted or Vested                                  --                   --
  Exercised                                          --                   --
  Forfeited                                          --                    --
                                            ------------- -------------------
  Outstanding, September 30, 2002             1,866,062                 $1.44
                                            ------------- -------------------
  Exercisable, September 30, 2002             1,866,062                 $1.44
                                            ------------- -------------------
  Weighted average fair value
     of options granted                             $--
                                            -------------

     The following table summarizes information about fixed stock options outstanding at September 30, 2002:



                                  Options Outstanding                  Options Exercisable
                       ------------------------------------------ ------------------------------
                                           Weighted
                                            Average     Weighted
                              Number      Remaining      Average         Number        Weighted
Range of exercise        Outstanding    Contractual     Exercise    Exercisable         Average
prices                   at 09/30/02           Life        Price    at 09/30/02  Exercise Price
---------------------- -------------- -------------- ------------ -------------- ---------------

Non-employees
$0.4818-$2.062            1,866,062      4.46 years       $1.44      1,866,062           $1.44



Note 7--  Income Taxes

The components of deferred income tax are as follows:

                                                     Inception
                                           (December 16, 1997)
                                         to September 30, 2002
                                        -----------------------
       Net operating loss                          $1,087,374
       Stock-based compensation                       562,892
       Valuation allowance                         (1,650,266)
                                        -----------------------

       Net deferred tax asset                         $   ---
                                        -----------------------

     From inception to September 30, 2002, the Company had a net operating tax loss carryforward of approximately $3,198,159, which begins to expire in 2013, and temporary differences related to stock-based compensation of approximately $562,892. A valuation allowance fully offsets the benefit of the net operating loss, since the Company does not meet the "more probable than not" criteria of SFAS 109.

Note 8--  Earnings per Share


Basic and Diluted EPS Computation:         September 30, 2002 September 30, 2001
                                           ------------------ ------------------
Net loss applicable to Common Stockholders         $(764,937)        $(762,173)
                                           ------------------ ------------------
Weighted average shares outstanding              17,282,735         12,867,072
                                           ------------------ ------------------
Basic and Diluted EPS                              $  (0.04)          $  (0.06)
                                           ------------------ ------------------

     For the nine months ended September 30, 2002 and 2001, all options were excluded from the EPS calculation, as their effect was anti-dilutive.

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

(i) Cash Requirements

     As of September 30, 2002, the Company had no cash and owed approximately $1,800,000 in liabilities. There is substantial doubt as to the Company's ability to continue operations. The Company's efforts to secure funding for research and development and its efforts to engage development partners have not been successful thus far. The Company must complete financing initiatives in 2002 to generate the liquidity necessary to continue its operations. Due to the current economic conditions, the Company may not be able to secure additional financing on terms it deems acceptable. If the Company obtains additional funds by selling any of its equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If adequate funds are not available to the Company on satisfactory terms, the Company's may be required to cease its activities or otherwise modify its business strategy. Because of these uncertainties, the auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

     On September 23, 2002, the Company received a notice of termination from the University of South Florida Research Foundation ("USFRF") of the license agreement for non-payment of $175,000 of minimum royalties due among other items. The Company disputes USFRF's position and plans to attempt to resolve the matter.

     Management estimates that the Company must raise additional capital to continue its operations. There is no assurance that the additional capital will be available to the Company on acceptable terms or at all. Any additional capital may involve substantial dilution to the interests of Lexon's existing shareholders. The Company presently has no investment banking agreements in place or sources of funding available, therefore, the likelihood of the Company being able to raise the funds it needs is doubtful.

(ii) Product Development and Research Plan for the Next Twelve Months

     Product research and development activities have stopped pending payment by the Company of the researchers. There is no assurance that the Company will be able to raise the capital it needs to continue operating or that product development activities can resume.

(iii) Expected Purchase or Sale of Plant and Significant Equipment

     None.

(iv) Expected Significant changes in number of employees.

     As of September 30, 2002, the Company owed $600,000 pursuant to employment agreements, of which $200,000 was accrued during the six months ended June 30, 2002, and $400,000 was accrued during the year ended December 31, 2001. No accrual was made during the three months ended September 30, 2002. The Company has breached the material terms of the agreements and there is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid.

Item 3.  Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report. Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of this evaluation.


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


                                  LEXON, INC.


                                  /s/ Gifford M. Mabie
                                  ----------------------------------
                                  Gifford M. Mabie
                                  President

Date: November 15, 2002

I, Gifford M. Mabie., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Lexon, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have  indicated  in  this  quarterly  report  whether  or  not  there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: November 15, 2002



                                   /s/ Gifford M. Mabie
                                   -------------------------------
                                   Gifford M. Mabie
                                   CEO and CFO